Form 10-Q
period 2012-03-31
Digital Cinema Destinations Corp.
filed 2012-05-25
CIK 1510326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --- to ---
______________________________________

Commission File Number: 333-178648

Digital Cinema Destination Corp.
(Exact Name of Registrant as Specified in its Charter)
_____________________________________

Delaware	27-31646577
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

250 East Broad Street, Westfield, New Jersey 07090
(Address of Principal Executive Offices, Zip Code)

(908-396-1362)
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 24, 2012, 4,159,886 shares of Class A Common Stock, $0.01 par value, and 900,000 shares of Class B Common Stock, $0.01 par value, were  outstanding.

 DIGITAL CINEMA DESTINATIONS CORP.
CONTENTS TO FORM 10-Q

Contents

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	June 30,
	2012	2011
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$281	$1,068
Accounts receivable	161	35
Inventories	17	19
Prepaid expenses and other current assets	597	65
Total current assets	1,056	1,187
Property and equipment, net	2,300	2,251
Goodwill	896	896
Intangible assets, net	467	573
Security deposit	3	3
TOTAL ASSETS	$4,722	$4,910
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$851	$586
Payable to vendor for digital systems	1,066	1,066
Earn out from theatre acquisition	79	124
Deferred revenue	19	-
Dividends payable	349	112
Total current liabilities	2,364	1,888
NONCURRENT LIABILITIES
Deferred rent expense	50	20
Deferred tax liability	31	12
TOTAL LIABILITIES	2,445	1,920
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series A Preferred Stock, $.01 par value, 10,000,000 shares authorized and 1,972,500 and
1,772,500 shares issued and outstanding as of March 31, 2012 and June 30, 2011 respectively	20	18
Class A Common stock, $.01 par value: 20,000,000 shares authorized and 569,166 shares issued
and outstanding	6	6
Class B Common stock, $.01 par value, 900,000 and 5,000,000 shares authorized as of March
31, 2012 and June 30, 2011, respectively and 900,000 shares issued and outstanding	9	9
Additional paid-in capital	3,935	3,747
Accumulated deficit	(1,693)	(790)
Total stockholders' equity	2,277	2,990
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,722	$4,910

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

			Nine Months	Inception date
	Three Months Ended		Ended	(July 29, 2010) to
	March 31,		March 31,
	2012	2011	2012	2011
REVENUES
Admissions	$695	$481	$2,087	$503
Concessions	213	141	614	144
Other	68	19	174	19
Total revenues	976	641	2,875	666
COSTS AND EXPENSES
Cost of operations:
Film rent expense	304	254	902	262
Cost of concessions	40	21	107	21
Salaries and wages	109	121	397	122
Facility lease expense	122	96	370	96
Utilities and other	203	65	532	102
General and administrative	409	219	1,083	374
Change in fair value of earnout	(20)	-	(20)	-
Depreciation and amortization	125	56	387	56
Total costs and expenses	1,292	832	3,758	1,033

OPERATING LOSS	(316)	(191)	(883)	(367)

OTHER INCOME (EXPENSE)
Bargain purchase gain from theatre acquisition	-	98	-	98
Other income (expense), net	(1)	2	(2)	2
LOSS BEFORE INCOME TAXES	(317)	(91)	(885)	(267)

Income tax (benefit) expense	(2)	2	18	5
NET LOSS	$(315)	$(93)	$(903)	$(272)

Preferred stock dividends	(84)	-	(236)	-
Net loss attributable to common stockholders	$(399)	$(93)	$(1,139)	$(272)

Net loss per Class A and Class B common share- basic and diluted	$(0.27)	$(0.06)	$(0.78)	$(0.29)

Weighted average common shares outstanding:	1,469,166	1,437,500	1,469,166	937,898

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months	Inception date
	Ended	(July 29, 2010) to
	March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(903)	$(272)
Adjustments to reconcile net loss to net cash used in operating activities:
Bargain purchase gain from theatre acquisitions	-	(98)
Depreciation and amortization	387	56
Deferred tax expense	19	5
Change in fair value of earnout liability	(20)	-
Stock-based compensation	49	60
Changes in operating assets and liabilities:
Accounts receivable	(126)	(11)
Inventories	2	(10)
Prepaid expenses and other current assets	(532)	(41)
Accounts payable and accrued expenses	244	181
Deferred revenue	19	-
Deferred rent expense	30	6
Net cash used in operating activities	(831)	(124)
Investing activities:
Purchase of property and equipment	(332)	(267)
Theatre acquisitions	-	(1,313)
Net cash used in investing activities	(332)	(1,580)
Financing activities:
Proceeds from issuance of common stock	-	415
Proceeds from issuance of preferred stock	400	2,200
Costs associated with issuance of common and preferred stock	(24)	(47)
Net cash provided by financing activities	376	2,568
Net (decrease) increase in cash and cash equivalents	(787)	864
Cash and cash equivalents, beginning of period	1,068	-
Cash and cash equivalents, end of period	$281	$864

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

1.	THE COMPANY AND BASIS OF PRESENTATION

Digital Cinema Destinations Corp. (“Digiplex”) and together with its subsidiaries (the “Company”) was incorporated in the State of Delaware on July 29, 2010. Digiplex is the parent company of its wholly owned subsidiaries, DC Westfield LLC, DC Cranford LLC, DC Bloomfield LLC (the “Theatres”), and DC Cinema Centers LLC., with the intent to acquire businesses operating in the movie exhibition industry sector. Digiplex, through its subsidiaries, operates three theatres with 19 screens in Westfield (the “Rialto”) and Cranford, (the “Cranford”), New Jersey and Bloomfield, Connecticut (the “Bloomfield 8”). As described in Note 13, the DC Cinema Centers LLC subsidiary completed its acquisition of the Cinema Center theatres on April 20, 2012.

The accompanying unaudited condensed consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s historical consolidated financial statements and accompanying notes for the period from inception (July 29, 2010) to June 30, 2011.  In the opinion of management, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements.  The operating results for the interim periods presented herein are not necessarily indicative of the results expected for the full year ending June 30, 2012.

On December 31, 2010 the Company acquired the assets of the Rialto Theatre of Westfield, Inc. and Cranford Theatre, Inc.  On February 17, 2011, the Company acquired the assets of Bloomfield 8. Accordingly, the operating results of these businesses are included in the Company’s results of operations from the respective acquisition dates.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of Digiplex and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, those related to film rent expense settlements, depreciation and amortization, impairments, income taxes and assumptions used in connection with acquisition accounting. Actual results could differ from those estimates.

Stock Split

In November 2011, the Company’s Board of Directors approved a one-for-two reverse stock split of the Class A and Class B common stock. All share amounts and per share amounts for the periods presented have been adjusted retroactively to reflect the one-for-two stock split.

Revenue Recognition

Revenues are generated principally through admissions and concessions sales on feature film displays, with proceeds received in cash or credit card at the Company’s point of sale terminal at the Theatres.  Revenue is recognized at the point of sale. Credit card sales are normally settled in cash within approximately three business days from the point of sale, and any credit card chargebacks have been insignificant. Other operating revenues consist of theatre rentals for parties, camps, civic groups and other activities, as well as advertising revenue under an advertising contract. Rental revenue is recognized at the time of the rental.  Advertising revenue is recorded based on a minimum guarantee per-patron amount and the number of patrons over the contract period as the advertising is being delivered on screen.  In addition to traditional feature films, the Company also displays concerts, sporting events, children’s programming and other non-traditional content on their screens (such content referred to herein as “alternative content”).  Revenue from alternative content programming also consists of admissions and concession sales. The Company also sells theatre admissions in advance of the applicable event, and sells gift cards for patrons’ future use. The Company defers the revenue from such sales until considered redeemed.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2012 and June 30, 2011, the Company held substantially all of their cash in checking or money market accounts with major financial institutions, and had cash on hand at the Theatres in the normal course of business.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reports accounts receivable net of any allowance for doubtful accounts to represent management’s estimate of the amount that ultimately will be realized in cash. The Company reviews collectability of accounts receivable based on the aging of the accounts and historical collection trends. When the Company ultimately concludes a receivable is uncollectible, the balance is written off.

Inventories

Inventories consist of food and beverage concession products and related supplies. The Company states inventories on the basis of the first-in, first-out method, stated at the lower of cost or market.

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently.

The Company records depreciation and amortization using the straight-line method, over the following estimated useful lives:

Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease term or asset life
Digital systems and related equipment	10 years
Computer equipment and software	3 years
Other equipment	7 years

Goodwill

The carrying amount of goodwill at March 31, 2012 and June 30, 2011 was $896. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles — Goodwill and Other — Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theatre operations. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less any net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Concentration of Credit Risk

Financial instruments that could potentially subject the Company to concentration of credit risk, if held, would be included in accounts receivable. Collateral is not required on trade accounts receivables. It is anticipated that in the event of default, normal collection procedures would be followed.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable, approximate their fair values, due to their short term nature.

Deferred Rent Expense

The Company recognizes rent expense on a straight-line basis, after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term.

Film Rent Expense

The Company estimates film rent expense and related film rent payable based on management’s best estimate of the ultimate settlement of the film costs with the film distributors. Generally, less than one-quarter of film rent expense is estimated at period-end, with the majority being agreed to under firm terms. The length of time until these costs are known with certainty depends on the ultimate duration of the film’s theatrical run, but is typically “settled” within one to two months of a particular film’s opening release. Upon settlement with the film distributors, film rent expense and the related film rent payable is adjusted to the final film settlement. The film rent expense on the statement of operations of the Company for the three and nine months ended March 31, 2012 was reduced by virtual print fees (“VPFs”) of $56 and $188, respectively, under a master license agreement exhibitor-buyer arrangement with a third party vendor. There were no VPFs for the 2011 periods presented because the digital systems on which the VPFs are based for the Company’s first three locations were installed toward the end of the March 2011 quarter.  VPFs represent a reduction in film rent paid to film distributors. Pursuant to this master license agreement, the Company will purchase and own digital projection equipment and the third party vendor, through their agreements with film distributors, will collect and remit VPFs to the Company, net of a 10% administrative fee.  VPFs are generated based on initial display of titles on the digital projection equipment.

Stock-Based Compensation

The Company recognizes stock-based compensation expense to employees based on the fair value of the award at the grant date with expense recognized over the service period, which is usually the vesting period for employees, using the straight-line recognition method of awards subject to graded vesting. The Company determined fair value based on analysis of discounted cash flows and market comparisons. The Company recognizes an estimate for forfeitures of unvested awards. These estimates are adjusted as actual forfeitures differ from the estimate.

The Company has also issued common stock to non-employees in exchange for services. The Company measures at fair value at the earlier of the date the performance commitment is reached or when performance is complete. The expense recognized is based on the fair value of the stock issues for services, determined by analysis of discounted cash flows and market comparisons.

Segments

As of March 31, 2012, the Company managed its business under one reportable segment: theatre exhibition operations. All of the Company’s operations are located in the United States.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-4, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS”, to substantially converge the fair value measurement and disclosure guidance in US GAAP and IFRS. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard July 1, 2012 and does not expect the adoption of this standard to have a material impact on the consolidated financial statements and disclosures.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

In June 2011, the FASB issued ASU 2011-5, “Presentation of Comprehensive Income”, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Company will adopt this standard as of July 1, 2012 and does not expect it to have a material impact on the consolidated financial statements and disclosures.

In September 2011, the FASB issued ASU 2011-8, “Intangibles — Goodwill and Other”. This guidance allows an entity an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt the provisions of this guidance effective July 1, 2012 and does not expect it to have a material impact on the consolidated financial statements and disclosures.

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31,	June 30,
	2012	2011
Prepaid costs related to initial public offering	$500	$30
Prepaid insurance	9	16
Prepaid digital systems maintenance	45	-
Other	43	19
Total	$597	$65

4.	PROPERTY AND EQUIPMENT

Property and equipment, net was comprised of the following:

PROPERTY AND EQUIPMENT

	March 31,	June 30,
	2012	2011
Furniture and fixtures	$830	$751
Leasehold improvements	365	249
Computer equipment and software (including digital projection equipment)	1,483	1,348
	2,678	2,348
Less: accumulated depreciation and amortization	(378)	(97)
Total property and equipment, net	$2,300	$2,251

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

5.	INTANGIBLE ASSETS

Intangible assets, net consisted of the following as of March 31, 2012:

	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$548	$136	$412	5
Covenants not to compete	93	38	55	3
	$641	$174	$467

Intangible assets, net consisted of the following as of June 30, 2011:

	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$548	$53	$495	5
Covenants not to compete	93	15	78	3
	$641	$68	$573

 The weighted average remaining useful life of the Company’s trade names and covenants not to compete is 3.77 years and 1.80 years, respectively as of March 31, 2012.

6.	LEASES

The Company accounts for all of its leases as operating leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year are summarized for the following fiscal years (in thousands):

LEASES

Total
2012 (remaining three months)	$130
2013	526
2014	539
2015	539
2016	560
2017	586
Thereafter	2,140
Total	$5,020

Rent expense under non-cancelable operating leases was $139 and $417 for the three and nine months ended March 31, 2012, respectively, and $116 for the three months ended March 31, 2011 and the inception period (July 29, 2010) to March 31, 2011. All of the Company’s facility leases require the payment of additional rent if certain revenue targets are exceeded. Additional rent expense of $6 was recorded in the three and nine months ended March 31, 2012, (and none in 2011) for one of the New Jersey theatres under the provisions of one lease.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

7.	COMMITMENTS AND CONTINGENCIES

Management believes the Company is in substantial compliance with all relevant laws and regulations that apply to it, and is not aware of any current, pending or threatened litigation that could materially impact the Company.

In 2011, the Company converted 16 of its theatre screens to digital projection. In total, all of the Company’s 19 screens have digital projection, as three screens were already converted to digital at one location, paid for with the purchase of the theatre. The Company received equipment for the remaining 16 screens from a vendor pursuant to an equipment loaner agreement that terminated on October 31, 2011. In March 2011, the Company paid $36 for certain of the equipment, and in September 2011 issued purchase orders for the remainder, totaling $1.1 million, which negated the terms of the loaner agreement. The digital projection equipment is included in property and equipment, net and the payable is a current liability in the condensed consolidated balance sheet.  The Company paid the equipment vendor with the proceeds from its initial public offering and the exercise of the underwriters’ overallotment.  See Note 13.

The asset purchase agreement related to the Rialto and Cranford theatre acquisitions contained an earn-out provision whereby additional amounts could be paid to the seller if revenues exceed certain amounts, in each of the two years following the acquisition. For the period ending March 31, 2012, based on actual revenues in the first measurement period compared to the revenue threshold, the Company determined that an earn-out of $25 is due to the seller.  The original estimate of the fair value of the earn-out liability of $124 included $45 related to the first year. The Company has reduced the earnout liability by $45, which includes the amount due to the seller of $25 reclassified to accounts payable and accrued expenses, and the decrease in fair value of $20 in the statement of operations for the three and nine month periods ended March 31, 2012, as part of other income (expense).

All of the Company’s current operations are located in New Jersey and Connecticut, and as of April 20, 2012, Pennsylvania (see Note 13), with the customer base being public attendance. The Company’s main suppliers are the major movie studios, primarily located in the greater Los Angeles area. Any events impacting the region the Company operates in, or impacting the movie studios, who supply movies to the Company, could significantly impact the Company’s financial condition and results of operations.

8.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Capital Stock

As of March 31, 2012, the Company’s authorized capital stock consisted of:

•	20 million shares of Class A common stock, par value $0.01 per share;

•	900,000 shares of Class B common stock, par value $0.01 per share;

•	10 million shares of Series A preferred stock, par value $0.01 per share;

•	300 shares of common stock, par value $0.01 per share

Of the authorized shares of Class A common stock, 569,166 shares were issued and outstanding as of March 31, 2012. Of the authorized shares of Class B common stock, 900,000 shares were issued and outstanding as of March 31, 2012, all of which are held by the Company’s CEO. In March 2012, the Company’s certificate of incorporation was amended to reduce the authorized number of shares of Class B common stock from 5,000,000 shares to 900,000 shares.   Of the authorized shares of Series A preferred stock, 1,972,500 shares were issued and outstanding as of March 31, 2012. The material terms and provisions of the Company’s capital stock are described below.  The 300 authorized shares of common stock were issued and then exchanged for Class A common stock and Class B common stock and cannot be reissued. At March 31, 2012, no shares are issued and outstanding.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Common Stock

The Class A common stock and the Class B common stock of the Company are identical in all respects, except for voting rights and except that each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock. Each holder of Class A common stock will be entitled to one vote for each outstanding share of Class A common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Each holder of Class B common stock will be entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Except as required by law, the Class A common stock and the Class B common stock will vote together on all matters. Upon any transfer of Class B common stock by the Company’s CEO, such transferred shares will be converted to Class A shares.  Subject to the dividend rights of holders of any outstanding preferred stock, holders of common stock are entitled to any dividend declared by the board of directors out of funds legally available for this purpose, and, subject to the liquidation preferences of any outstanding preferred stock, holders of common stock are entitled to receive, on a pro rata basis, all the Company’s remaining assets available for distribution to the stockholders in the event of the Company’s liquidation, dissolution or winding up. No dividend can be declared on the Class A or Class B common stock unless at the same time an equal dividend is paid on each share of Class B or Class A common stock, as the case may be. Dividends paid in shares of common stock must be paid, with respect to a particular class of common stock, in shares of that class. Holders of common stock do not have any preemptive right to become subscribers or purchasers of additional shares of any class of the Company’s capital stock. The outstanding shares of common stock are, when issued and paid for, fully paid and nonassessable. The rights, preferences and privileges of holders of common stock may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.

Series A Preferred Stock

           The Company’s certificate of incorporation allows the Company to issue, without stockholder approval, Series A preferred stock having rights senior to those of the common stock. The Company’s board of directors is authorized, without further stockholder approval, to issue up to 5,000,000 shares of Series A preferred stock and to fix the rights, preferences, privileges and restrictions, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. The Series A preferred stock earns dividends at a rate of 8% per annum, and through December 31, 2012 such dividends are payable in cash or additional shares of preferred stock, at the Company’s option. For calendar years 2013, 2014 and 2015, such dividends are payable in cash, and afterwards, are payable in cash at a rate of 10% per annum. As of March 31, 2012 and June 30, 2011, the Company accrued preferred dividends of $344 and $112, respectively, as required by the preferred stock Certificate of Designations. If the Company chooses to pay in shares, it would issue 171,724 shares in satisfaction of dividends through that date. The Series A preferred stock was originally convertible into Class A Common Stock at any time, at the option of the holder, on a one-for-one basis. However, following the one-for-two reverse stock split the Series A preferred stock is now convertible into one share for every two shares of Series A preferred stock. The Series A preferred stock is required to be converted into Class A Common Stock, upon the occurrence of certain events, such as an underwritten public offering of the Company’s common stock at a price greater than 150% of the original issue price of the Series A preferred stock, as adjusted. The original issue price was $2.00 per share, and is now adjusted to $4.00 per share following the one-for-two reverse split, making the price at which the Series A preferred stock is mandatorily convertible, at $6.00 per common share.

For the nine months ended March 31, 2012, the Company incurred $24 in legal and other costs, directly attributable to the issuance of the Series A preferred stock. These costs are included as a reduction of additional paid-in capital.  No costs were incurred during the three months ended March 31, 2012.

During the nine months ended March 31, 2012, the Company issued 200,000 shares of Series A preferred stock in exchange for $400,000 from multiple investors. No shares were issued during the three months ended March 31, 2012.  The terms of the stock issued are the same as those described above.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Dividends

No dividends were declared on the Company’s common stock during the year and management does not anticipate doing so. As described above, the Company has accrued dividends on the Series A Preferred Stock.

Stock-Based Compensation

During the period from inception date (July 29, 2010) to March 31, 2011, the Company issued 87,500 shares of Class A Common Stock to non-employees for services rendered for that period.   The shares issued to non-employees on December 31, 2010 resulted in stock-based compensation of $60 of stock-based compensation, based on completion of the required performance at that time.   On June 30, 2011, the Company issued awards totaling 15,000 shares to non-employees which vested immediately and 50,000 shares to employees.  Of the awards granted to employees, 16,667 were vested at issuance and 33,333 shares will vest over the following two years, ratably each year.

The following summarizes the activity of the unvested share awards for the nine months ended March 31, 2012:

Unvested balance at June 30, 2011	33,333
Issuance of awards	-
Vesting of awards	-
Unvested balance at March 31, 2012	33,333

During the three months ended March 31, 2012, the Company recorded expense of $12 and $4 related to the unvested awards granted previously to employees and non-employees, respectively.  During the nine months ended March 31, 2012, the Company recorded expense of $36 and $13 related to the unvested awards granted previously to employees and non-employees, respectively.  The weighted average remaining vesting period as of March 31, 2012 is 1.25 years.

9.	INCOME TAXES

The Company recorded income tax expense / (benefit) of approximately $(2) and $18 for the three and nine months ended March 31, 2012. The Company's tax provision for all periods had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, consistent with the prior year, tax (benefit) / expense recorded for the three and nine months ended March 31, 2012 included the accrual of non-cash tax expense / (benefit) of approximately $(2) and $16, respectively of changes in the valuation allowance in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The Company expects the naked credit to result in approximately $6 of additional non-cash income tax expense over the remainder of the year.

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. For the nine months ended March 31, 2012, the differences between the effective tax rate of (2.0)% and the U.S. federal statutory rate of 35% principally resulted from state and local taxes, graduated federal tax rate reductions, non-deductible expenses and changes to the valuation allowance. There was no income tax provision or benefit for the 2011 periods for the Company or the Predecessor.  The Company recorded income tax expense of approximately $2 for the three months ended March 31, 2011, and approximately $5 for the period July 29, 2010 through March 31, 2011.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

10.	RELATED PARTY TRANSACTIONS

The Company’s landlord for the Rialto and Cranford theatres also owns 250,000 shares of the Company’s Series A preferred stock, issued as partial consideration for the sale of those theatres. At March 31, 2012, accrued dividends of $50 was payable to the seller. The total rent expense under the operating leases with this landlord was $82 and $234 for the three and nine months ended March 31, 2012, respectively. The total rent expense under the operating leases with this landlord was $83 for both the three months ended March 31, 2011 and the inception period (July 29, 2010) to March 31, 2011.

11.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A and Class B common stock are identical, except with respect to voting. Each share of Class B common stock is convertible into one share of Class A common stock at any time, at the option of the holder of the Class B common stock.

The following table sets forth the computation of basic net loss per share of Class A and Class B common stock of the Company (in millions, except share and per share data):

	Three months ended		Nine months ended	Inception date (July 29, 2010) to
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Numerator for basic and diluted loss per share
Net loss	$(315)	$(93)	$(903)	$(272)
Preferred dividends	(84)	-	(236)	-
Net loss attributable to common shareholders	$(399)	$(93)	$(1,139)	$(272)
Denominator
Weighted average shares of common stock outstanding (1)	1,469,166	1,437,500	1,469,166	937,898
Basic and diluted net loss per share of common stock	$(0.27)	$(0.06)	$(0.78)	$(0.29)

(1)
The Company has incurred net losses and, therefore, the impact of dilutive potential common stock equivalents totaling 1,002,917 and 977,597 shares for the three and nine months ended March 31, 2012, respectively and 615,955 and 227,633 shares for the three months ended March 31, 2012 and the inception period (July 29, 2010) to March 31, 2011, respectively are anti-dilutive and are not included in the weighted shares. The weighted average number of shares includes the effect of the one-for-two reverse stock split.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

12.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	Nine Months	Inception date
	Ended	(July 29, 2010) to
	March 31,
	2012	2011

Issuance of Series A preferred stock to seller of Rialto/Cranford theatres as part
of acquisition	$-	$500
Accrued dividends in Series A preferred stock	$237	$49
Earnout payable to seller	$25	$-
Taxes paid	$3	$-

13.	SUBSEQUENT EVENTS

On April 20, 2012, the Company completed its initial public offering of 2,200,000 shares of Class A common stock at a price of $6.10 per share, for net proceeds of $11,400 after deducting underwriting discounts and offering expenses. Upon completion of the initial public offering, all 1,972,500 shares of Series A preferred stock converted into 986,250 shares of Class A common stock (with the effect of the one-for-two reverse stock split).  The Company also issued 66,191 shares of Class A common stock as payment of dividends on the Series A preferred stock through December 31, 2011 and in May 2012, paid cash dividends on the Series A preferred stock for the period from January 1, 2011 through April 20, 2012.  As of April 20, 2012, the Company’s 2012 Stock option and incentive plan also became effective.

On April 20, 2012, the Company acquired certain of the assets of Cinema Centers theaters, constituting a chain of five theatres with 54 screens located throughout central Pennsylvania. Subject to certain adjustments, the aggregate purchase price for the Cinema Centers theaters was $14.0 million, consisting of $11.0 million in cash paid at closing, a short-term note of $1.0 million due October 31, 2012, and 335,000 shares of Class A common stock with a fair value of $2.0 million.  The Company also assumed the operating leases associated with the five Cinema Centers theatres.  No debt or other liabilities were assumed.

On May 7, 2012, the Company sold 323,900 shares of its Class A common stock upon exercise of the underwriters’ overallotment option, for net proceeds of $1,800, after deducting underwriting discounts and commissions.

On May 23, 2012 the Company issued a purchase order to a vendor for digital projection equipment totaling $3.1 million, for the 48 non-digital screens at the theatres acquired from Cinema Centers.   The Company expects to fund the purchase price from the proceeds of a secured financing, such as a line of credit.  The vendor has extended payment terms of up to six months on the equipment purchase.

In May 2012, the Company repaid $1.1 million that was owed to a vendor for 16 digital projection systems that had been installed in its theatres.

Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC, particularly those contained in the Section entitled “Risk Factors” in our Registration Statement filed on Form S- 1 (File No. 333-178648). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Our fiscal year ends on June 30 each year. References to “fiscal year 2011” are for the inception period (July 29, 2010) to June 30, 2011.

Overview

As of March 31, 2012 we operated three theatres located in Westfield, New Jersey (the Rialto), Cranford, New Jersey (Cranford) and Bloomfield, Connecticut (the Bloomfield 8), consisting of 19 screens. Our three theatres had over 148,000 attendees for fiscal year 2011 (for the portion of the year we operated them), and over 78,000 and 231,000 attendees for the three and nine months ended March 31, 2012, respectively. We acquired the Rialto and Cranford theatres on December 31, 2010 and the Bloomfield 8 on February 17, 2011.

On April 20, 2012 we acquired certain assets and assumed theatre operating leases of Cinema Supply, consisting of a chain of five theatres with 54 screens located throughout central Pennsylvania (“Cinema Centers”). Cinema Centers consists of:

•	an 11 screen theatre located in Bloomsburg, Pennsylvania;

•	a 12 screen theatre located in Camp Hill, Pennsylvania;

•	a 10 screen theatre located in Reading, Pennsylvania;

•	a 12 screen theatre located in Selinsgrove, Pennsylvania; and

•	a 9 screen theatre located in Williamsport, Pennsylvania.

Cinema Centers had approximately 1.5 million attendees for the twelve months ended March 31, 2012. Six of the 54 screens constituting Cinema Centers have been converted to digital cinema platforms. We intend to convert the remaining 48 screens to digital platforms within approximately four months of completing the acquisition, at an estimated aggregate cost of $3.1 million and expect to finance this conversion through capital leases or other secured financing from banks or vendors. As described under “Subsequent Events”, we completed the acquisition on April 20, 2012 and used $11.0 million of the net proceeds of our initial public offering consummated on the same day to pay the cash portion of the Cinema Centers purchase price of approximately $14.0 million. The remainder of the Cinema Centers purchase price consists of a note for $1.0 million due on October 31, 2012 and of 335,000 shares of our Class A common stock with a fair value of $2.0 million.

Our plan to expand our business is based on our business strategy, centered on our slogan “cinema reinvented,” and includes:

•
Acquisitions of existing historically cash flow positive theatres in free zones. We intend to selectively pursue multi-screen theatre acquisition opportunities that meet our strategic and financial criteria. Our philosophy is to “buy and improve” existing facilities rather than “find and build” new theatres. We believe this approach provides more predictability, speed of execution and lower risk.

Contents

•
Creation of an all-digital theatre circuit utilizing our senior management team’s extensive experience in digital cinema and related technologies, alternative content selection and movie selection. We will convert the theatres we acquire to digital projection platforms (if not already converted) with an appropriate mix of RealD™ 3D auditoriums in each theatre complex.

•
Offering our customers a program of popular movies and alternative content such as sports, concerts, opera, ballet and video games to increase seat utilization and concession sales during off peak and some peak periods.

•
Deployment of state of the art integrated software systems for back office accounting and remote camera surveillance systems for theatre management which enable us to manage our business efficiently and to provide maximum scheduling flexibility while reducing operational costs.

•
Active marketing of the Digiplex brand and our programs to consumers using primarily new media tools such as social media, website design and regular electronic communications to our targeted audience.

•
Enhancing our alternative content programs with themed costuming for our theatre personnel, food packages, scripted introductions by theatre managers, and the use of selected staff members called “ambassadors” to employ various social media tools before, during and after each event to promote the event and the Digiplex brand.

Other than the funds resulting from our capital raised to date, there can be no assurance, however, that we will be able to secure financing necessary to implement our business strategy, including to acquire additional theatres or to renovate and digitalize the theatres we do acquire.

We manage our business under one reportable segment: theatre exhibition operations.

Components of Operating Results

Revenues

We generate revenues primarily from admissions and concession sales with additional revenues from screen advertising sales and other revenue streams, such as theatre rentals, private parties and vendor marketing promotions. Our advertising agreement with National CineMedia, LLC (“NCM”) has assisted us in expanding our offerings to domestic advertisers and will be broadening ancillary revenue sources, such as digital video monitor advertising and third party branding. Our alternative content agreements with NCM and others has assisted us in expanding our alternative content offerings, such as live and pre-recorded concert events, opera, ballet, sports programs, and other cultural events. In addition to NCM, we select, market and exhibit alternative content from a variety of other sources, including Emerging Pictures, Cinedigm Digital Cinema Corp., Screenvision, and others as they offer their programs to us. Our existing eight theatres are located in “free zones,” or areas that permit us to acquire movies from any distributor. As such, we display all of the leading movies and can tailor our offerings to each of our markets.

Our revenues are affected by changes in attendance and concession revenues per patron. Attendance is primarily affected by the quality and quantity of films released by motion picture studios. Our revenues are seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, motion picture studios release the most marketable motion pictures during the summer and holiday seasons. The unexpected emergence or continuance of a “hit” film during other periods can alter the traditional pattern. The timing of movie releases can have a significant effect on our results of operations, and the results of one fiscal quarter are not necessarily indicative of the results for the next or any other fiscal quarter. The seasonality of motion picture exhibition, however, has become less pronounced as motion picture studios are releasing motion pictures somewhat more evenly throughout the year. Our operations may be impacted by the effects of rising costs of our concession items, wages, energy and other operating costs. We would generally expect to offset those increased costs with higher costs for admission and concessions.

Expenses

Film rent expenses are variable in nature and fluctuate with our admissions revenues. Film rent expense as a percentage of revenues is generally higher for periods in which more blockbuster films are released. Film rent expense can also vary based on the length of a film’s run and are generally negotiated on a film-by-film and theatre-by-theatre basis. Film rent expense is higher for mainstream movies produced by the Hollywood studios, and lower for art and independent product. Film rent expense is reduced by virtual print fees (“VPFs”) that we record from motion picture distributors under an exhibitor-buyer agreement that entitles us to payments for the display of digital movies.

Cost of concessions is variable in nature and fluctuates with our concession revenues. We purchase concession supplies to replace units sold. We negotiate prices for concession supplies directly with concession vendors and manufacturers to obtain volume rates. Because we purchase certain concession items, such as fountain drinks and popcorn, in bulk and not pre-packaged for individual servings, we are able to improve our margins by negotiating volume discounts.

Contents

Salaries and wages include a fixed cost component (i.e., the minimum staffing costs to operate a theatre facility during non-peak periods) and a variable component in relation to revenues as theatre staffing is adjusted to respond to changes in attendance.

Facility lease expense is primarily a fixed cost at the theatre level as most of our facility operating leases require a fixed monthly minimum rent payment. Our leases are also subject to percentage rent in addition to their fixed monthly rent if a target annual revenue level is achieved.

Utilities and other expenses include certain costs that have both fixed and variable components such as utilities, property taxes, janitorial costs, repairs and maintenance and security services.

Significant Events and Outlook

•
New Jersey Theatre Acquisitions. On December 31, 2010, we acquired the Rialto and Cranford theatres in Westfield and Cranford, New Jersey having six and five screens, respectively, for a total purchase price of $1.8 million. We paid $1.2 million in cash and issued to the seller 250,000 shares of our Series A preferred stock, valued at $0.5 million, along with an earn-out. The fair value of the earn-out was recorded as additional purchase price, and as a liability with an estimated fair value of $0.1 million to be paid over 2 years. As of March 31, 2012, we reduced the earn-out liability by $.04 million based on the actual revenues of the New Jersey theatres and recorded a payable to the seller for $.02 million for an amount due under the earnout.  Total goodwill resulting from the acquisition of the Rialto and Cranford theatres was $0.9 million.

•
Connecticut Theatre Acquisition. On February 17, 2011, we acquired the Bloomfield 8, an 8-screen theatre in Bloomfield, Connecticut, for $0.1 million in cash. The fair value of the theatre was determined to be $0.2 million, and we recorded a bargain purchase gain of $0.1 million during fiscal year 2011.

•
Completion of Initial Public Offering and Exercise of Overallotment.   On April 20, 2012 we completed our initial public offering of 2,200,000 shares of Class A common stock at a price of $6.10 per share, for net proceeds of $11,400 after deducting underwriting commissions and offering expenses.  On May 7, 2012, we sold 323,900 shares of Class A common stock upon the exercise of the underwriters’ overallotment option, for net proceeds of $1,800 after deducting underwriting discounts and commissions.

•
Pennsylvania Theatre Acquisition. On April 20, 2012 we acquired certain assets of Cinema Centers, a chain of five theaters with 54 screens located in central Pennsylvania.  Subject to certain adjustments, the purchase price for Cinema Centers was $14.0 million, consisting of $11.0 million in cash paid at closing, a note for $1.0 million due on October 31, 2012 and 335,000 shares of Class A common stock with a fair value of $2.0 million.  We also assumed the operating lease of each theatre location.  No debt or other liabilities were assumed.

•
Digital Projector Installation. During fiscal year 2011, we installed 16 digital projectors and related equipment in the three theatres we operated as of June 30, 2011. The average cost that we incurred with respect to the installation was approximately $74,000, inclusive of equipment and labor. Our total cost of digital platform installations to date is $1.2 million. With the three systems that had been previously installed, all 19 screens we owned in Fiscal 2011 were digitally equipped before June 30, 2011. The remaining balance of the cost of the 16 digital systems was approximately $1.1 million and was included in property and equipment, net and as a current liability as of June 30, 2011 and March 31, 2012. We repaid the cost of this digital equipment with a portion of the net proceeds from our initial public offering (see “Subsequent Events”).

•
Advertising Agreement. During the fiscal year 2011, we entered into a five year advertising agreement with NCM that entitles us to payments on a per patron basis for advertising displayed by NCM on our screens. We started recording the revenues per patron under this agreement in August 2011.

•
Alternative Content Program Launch. Along with the continued display of traditional feature movies, a cornerstone of our business strategy is to exhibit opera, ballet, concerts, sporting events, children’s programming and other forms of alternative content in our theatres. Using our 25 digital systems (18 of which are equipped to show 3D events), we can show live and pre-recorded 2D and 3D events at off-peak times to increase the utilization of our theatres.   Going forward we expect at least 40% of any new screens to be 3D-enabled.

•
Acquisition Strategy. We plan to acquire existing movie theatres in free zones over the next 12 months and beyond. We generally seek to pay a multiple of 4.5 times to 5.5 times Theater Level Cash Flow (“TLCF”) for theatres we acquire. TLCF is calculated as revenues minus theatre operating expenses (excluding depreciation and amortization). For example, the Cinema Centers theatres had historical TLCF for 2011 of approximately $2.9 million, yielding a multiple of 4.9 times TLCF based on our purchase price of approximately $14.0 million.

Contents

The following table sets forth the percentage of total revenues represented by statement of operations items included in our consolidated statements of operations for the periods indicated (dollars and attendance in thousands, except average ticket prices and average concession per patron):

Results of Operations

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
Revenues:	$	%	$	%
Admissions	$695	71	$481	75
Concessions	213	22	141	22
Other	68	7	19	3
Total revenues	976	100	641	100

Cost of operations:
Film rent expense (1)	304	44	254	53
Cost of concessions (2)	40	19	21	15
Salaries and wages (3)	109	11	121	19
Facility lease expense (3)	122	13	96	15
Utilities and other (3)	203	21	65	10
General and administrative (3)	409	42	219	34
Change in fair value of earnout (3)	(20)	(2)	-	-
Depreciation and amortization (3)	125	13	56	9
Total costs and expenses (3)	1,292	132	832	130
Operating loss (3)	(316)	(32)	(191)	(30)
Bargain purchase gain from theatre acquisition (3)	-	-	98	15
Other income (3)	(1)	-	2	-
Loss before income taxes (3)	(317)	(32)	(91)	(14)
Income taxes (4)	(2)	1	2	(2)
Net loss (3)	$(315)	(32)	$(93)	(15)

Other operating data:
Theatre Level Cash Flow (7)	198	20	84	13
Adjusted EBITDA (8)	(194)	(20)	(109)	(17)
Attendance	78,937	*	59,052	*
Average Ticket Price (5)	$8.80	*	$8.15	*
Average concession per patron (6)	$2.69	*	$2.39	*

___________

*	Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as a percentage of pre-tax loss.

(5)	Calculated as admissions revenue/attendance.

(6)	Calculated as concessions revenue/attendance.

(7)
TLCF is a non-GAAP financial measure. TLCF is a common financial metric in the theatre industry, used to gauge profitability at the theatre level, before the effect of depreciation and amortization, general and administrative expenses, interest, taxes or other income and expense items. While TLCF is not intended to replace any presentation included in our consolidated financial statements under GAAP and should not be considered an alternative to cash flow as a measure of liquidity, we believe that this measure is useful in assessing our cash flow and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. This adjusted financial measure should be read in conjunction with the financial statements included in this prospectus. For additional information on TLCF, see pages 25-26.

(8)
Adjusted EBITDA is a non-GAAP financial measure. We use adjusted EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our results, excluding the impact of non-cash depreciation and amortization charges, stock based compensation expenses, and nonrecurring expenses and outlays, prior to our consideration of the impact of other potential sources and uses of cash, such as working capital items. This calculation may differ in method of calculation from similarly titled measures used by other companies. This adjusted financial measure should be read in conjunction with the financial statements included in this prospectus. For additional information on Adjusted EBITDA, see pages 25-26.

Contents

Three Months Ended March 31, 2012 and Three Months Ended March 31, 2011

The three months ended March 31, 2012 included the operations of the three theatres we owned on March 31, 2012 for the entire period.  The three months ended March 31, 2011 included the Cranford and Rialto theatres for the entire period, and the Bloomfield 8 from the date of acquisition, February 17, 2011.

Admissions and Concessions. Our admissions and concessions revenues increased by 46% in the March 2012 period, due in part to the theater which was not part of our operations for the entire quarter during the prior year, and attendance increases (along with the industry as a whole) driven by favorable product offerings including Lorax and Hunger Games in the 2012 period.  In addition, our emphasis on alternative content programming has resulted in incremental admissions and concessions revenue.  Alternative content revenue comprised 11% of our box office revenue during the three months ended March 31, 2012, compared to no such revenue during the 2011 period.  During the 2011 period, upon the acquisition of each theatre we also adjusted admission and concession prices and our concession offerings, based on our review of the local market conditions.

We believe the average ticket prices and the average concession purchases at our theatres as shown in the table above are close to the averages among movie theatres in our operating markets.  We believe each theatre’s revenues are positioned to grow in the next fiscal year and beyond from our product offerings, including the addition of alternative content, such as concerts, sporting events and children’s programming, when the theatres are not otherwise operating at peak levels.

Other Revenues. Other revenues consist of theatre rentals for parties, camps and other activities, and in the 2012 period, advertising revenue. We had no revenues from advertising during the 2011 period, as we entered into an agreement with NCM to receive ad revenues in August 2011. Advertising revenue was $20 for the 2012 period.  The remainder of the increase was due to the addition of the Bloomfield 8 theatre in 2011, and increased rental activity in the months following our acquisition of the theaters.

Film Rent Expense. Included as a reduction of film rent expense in the 2012 period is $56 of virtual print fees (VPFs) that we receive from a third party vendor, associated with digital titles that we play from the studios.  We did not have VPFs in the 2011 period, as we had not converted any of our theatres to digital projection until late in the March 2011 quarter.  Excluding VPFs, film rent expense would have been 51% of admissions revenues in the 2012 period, compared to 53% in the prior year.  The decrease was due to the mix of movies displayed and the specific terms negotiated with the studios.  While film rent expense is a variable cost that fluctuates with box office revenues, we generally expect film rent expense to range from 45% to 55% of admissions revenues, with art and independent titles at the lower end of the range and mainstream movie titles at the middle to high end of the range. Our Cranford theatre is largely dedicated to art and independent product while our other two locations are more focused on mainstream movies.

Cost of Concessions. Changes in the cost of concessions percentage from year to year are due to the mix of products being sold and fluctuations in supply pricing. Cost of concessions was 19% and 15% in the 2012  and 2011 periods, respectively, as a percentage of concession revenues.  The increase was due to increases in the cost of certain concession items, and the mix of products sold which generate varying profit margins.  Cost of concessions is a variable expense that will fluctuate with concession revenues. We expect our cost of concessions to average between 15% to 20% of our concession revenues, with mainstream movies generating margins at the higher end of the range, and art and independent movies at the lower end.

Salaries and Wages. The reduction in this expense from the 2011 period is due to staffing changes made following our acquisition of our theatres.  Our theatre employees are mostly part-time hourly employees, supervised by one or more full-time managers at each location.  Our payroll expenses contain a fixed component but are also variable and will fluctuate, being generally higher during the peak summer and holiday periods, and also during alternative content events, and lower at other times.

Facility Lease Expense. The increase in this expense in the 2012 period is due to the addition of the Bloomfield 8 theatre in February 2011.  Each facility is subject to an operating lease that contains renewal options upon expiration.

Contents

Utilities and Other. The increase in these expenses is due to the addition of the Bloomfield 8 theatre in 2011, higher utility and operating costs in general, and maintenance of our digital projection equipment that we did not have in the 2011 period. We expect these costs, which are largely fixed in nature, to remain relatively constant for the theatres, with growth in these expenses as we acquire more theatres.

General and Administrative Expenses. The increase in these expenses is due to additional corporate personnel hired to manage the Company’s actual and planned growth, along with professional fees for auditing, legal, marketing and information technology.  We expect these costs to decrease as a percentage of revenue as we grow, as our existing infrastructure will be able to handle a larger number of theatres than we currently operate. Included in general and administrative expenses for the 2012 period is stock compensation expense of $16 related to issuance of Class A common stock to employees and non-employees for services rendered.  No stock based compensation expenses were incurred in the 2011 period.  We expect to issue additional stock-based awards in the future under stock compensation award plans, which may consist of stock options or restricted stock, subject to vesting periods. As of March 31, 2012 and 2011 there were 9 and 5 employees on our corporate staff, respectively including our chief executive officer and other executive officers and staff to support our business development, technology, accounting, and marketing activities.

Change in fair value of earnout.  This results from the adjustment to the fair value of the earnout liability based on actual revenues in the first year of the two-year earnout period.

Depreciation and Amortization. The increase from the 2011 period is due to the addition of digital projection equipment near the end of the March 31, 2011 quarter, and other capital improvements made since that time, and the addition of the Bloomfield 8 theater in February 2011.  We record depreciation and amortization for property and equipment and intangible assets over the estimated useful life of each asset class on a straight line basis. Our largest fixed asset is our digital projection equipment, which has a gross cost of $1.2 million and is being depreciated over a 10-year estimated useful life. We expect digital projection equipment to be a large component of our asset base going forward following any acquisitions that we may consummate, along with other theatre equipment and leasehold improvements.

Operating Loss. The increased operating loss was primarily attributable to the higher general and administrative and depreciation and amortization costs, associated with the increased asset base and larger corporate infrastructure which will support our future growth.

Bargain Purchase Gain From Theatre Acquisition.  We recorded a bargain purchase gain of $0.1 million in fiscal year 2011 resulting from difference between the cash paid for the Bloomfield 8 theatre and the fair value of the acquired assets.

Income Taxes. For the three months ended March 31, 2011, we had income tax expense, although there were pretax losses, mainly because of the existence of a full deferred tax asset valuation allowance.  This circumstance generally results in a zero net tax position since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance.  However, we recorded an accrual of non-cash tax expense due to additional valuation allowance in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets.  For the three months ended March 31, 2012, we had an income tax benefit, primarily because of a change in our projected effective tax rate for the year due to changes in our projected pretax loss for the year.

Contents

	Nine Months Ended		Inception date (July 29, 2010)
(Amounts in thousands, except per patron data)	March 31, 2012		to March 31, 2011
Revenues:	$	%	$	%
Admissions	$2,087	73	$503	76
Concessions	614	21	144	22
Other	174	6	19	3
Total revenues	2,875	100	666	100

Cost of operations:
Film rent expense (1)	902	43	262	52
Cost of concessions (2)	107	17	21	15
Salaries and wages (3)	397	14	122	18
Facility lease expense (3)	370	13	96	14
Utilities and other (3)	532	19	102	15
General and administrative (3)	1,083	38	374	56
Change in fair value of earnout (3)	(20)	(1)	-	-
Depreciation and amortization (3)	387	13	56	8
Total costs and expenses (3)	3,758	131	1,033	155
Operating loss (3)	(883)	(31)	(367)	(55)
Bargain purchase gain from theatre acquisition (3)	-	-	98	15
Other income (3)	(2)	-	2	-
Loss before income taxes (3)	(885)	(31)	(267)	(40)
Income taxes (4)	18	(2)	5	(2)
Net loss (3)	$(903)	(31)	$(272)	(41)

Other operating data:
Theatre Level Cash Flow (7)	567	20	63	10
Adjusted EBITDA (8)	(458)	(16)	(204)	(30)
Attendance	231,171	*	59,052	*
Average Ticket Price (5)	$9.03	*	$8.51	*
Average concession per patron (6)	$2.65	*	$2.44	*

___________

*	Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as a percentage of pre-tax loss.

(5)	Calculated as admissions revenue/attendance.

(6)	Calculated as concessions revenue/attendance.

(7)
TLCF is a non-GAAP financial measure. TLCF is a common financial metric in the theatre industry, used to gauge profitability at the theatre level, before the effect of depreciation and amortization, general and administrative expenses, interest, taxes or other income and expense items. While TLCF is not intended to replace any presentation included in our consolidated financial statements under GAAP and should not be considered an alternative to cash flow as a measure of liquidity, we believe that this measure is useful in assessing our cash flow and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. This adjusted financial measure should be read in conjunction with the financial statements included in this prospectus. For additional information on TLCF, see pages 25-26.

(8)
Adjusted EBITDA is a non-GAAP financial measure. We use adjusted EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our results, excluding the impact of non-cash depreciation and amortization charges, stock based compensation expenses, and nonrecurring expenses and outlays, prior to our consideration of the impact of other potential sources and uses of cash, such as working capital items. This calculation may differ in method of calculation from similarly titled measures used by other companies. This adjusted financial measure should be read in conjunction with the financial statements included in this prospectus. For additional information on Adjusted EBITDA, see pages 25-26.

Contents

Nine Months Ended March 31, 2012 and Inception date (July 29, 2010) to March 31, 2011

The nine months ended March 31, 2012 included the operations of our three theatres for the entire period, while the 2011 period included the Cranford and Rialto theatres from the acquisition date of December 31, 2010, and the Bloomfield 8 from the date of acquisition, February 17, 2011.

Admissions and Concessions. Our admissions and concessions revenues increased by 317% in the March 2012 period, due in large part to our operating the three theatres we operated on March 31, 2012 for all of the 2012 period and only a portion of the 2011 period.  In addition, we experienced attendance increases (along with the industry as a whole) driven by favorable product offerings including Lorax and Hunger Games in the 2012 period.  In addition, our emphasis on alternative content programming has resulted in incremental admissions and concessions revenue.  Alternative content revenue comprised 8% of our box office revenue during the nine months ended March 31, 2012, compared to no such revenue during the 2011 period.  During the 2011 period, upon the acquisition of each theatre we also adjusted admission and concession prices and our concession offerings, based on our review of the local market conditions.

Other Revenues. Other revenues consist of theatre rentals for parties, camps and other activities, and in the 2012 period, advertising revenue. We had no revenues from advertising during the 2011 period, as we entered into an agreement with NCM to receive ad revenues in August 2011.  Advertising revenue was $51 for the 2012 period.  The remainder of the increase was due to our operation of the theaters for all of the 2012 period, and increased rental activity in the months following our acquisition of the theaters.

Film Rent Expense. Included as a reduction of film rent expense in the 2012 period is $188 of VPFs that we receive from a third party vendor, associated with digital titles that we play from the studios.  We did not have VPFs in the 2011 period, as we had not converted any of our theatres to digital projection until late in the March 2011 quarter.  Excluding VPFs, film rent expense would have been 52% of admissions revenues in both the 2012 and 2011 periods.

Cost of Concessions. At 17% of our concessions revenue for the nine months ended March 31, 2012, we believe our cost of concessions is close to the industry average of 15% to 20%. Our concession costs as a percentage of concessions revenue can fluctuate based on the mixture of concession products sold, and changes in our supply pricing.

Salaries and Wages.  The increase from the 2011 period is due to our operation of the New Jersey theaters for nine months in the 2012 period, versus three months in the 2011 period, and our operation of the Bloomfield theater for nine months in the 2012 period versus one and a half months in the 2011 period.  As a percentage of revenue, the decrease is due to our adjustment of the mix of theatre staff shortly following our acquisition of the locations.

Facility Lease Expense. The increase from the 2011 period is due to our operation of the New Jersey theaters for nine months in the 2012 period, versus three months in the 2011 period, and our operation of the Bloomfield theater for nine months in the 2012 period versus one and a half months in the 2011 period.  Each facility is subject to an operating lease that contains renewal options upon expiration, and requires the payment of additional rent if certain revenue thresholds are exceeded.  In one lease, we incurred additional rent expense of $6 which was recorded in the 2012 period.

Utilities and Other. The increase in these expenses is due to the operation of the theatres we owned on March 31, 2012 for longer periods in 2012 versus 2011.  During the nine months ended March 31, 2012, we also incurred expenses for digital projection equipment maintenance that we did not have in the 2011 period. We expect these costs, which are largely fixed in nature, to remain relatively constant for the theatres, with growth in these expenses as we acquire more theatres.

General and Administrative Expenses. General and Administrative Expenses. The increase in these expenses is due to additional personnel hired to manage the Company’s actual and planned growth, along with professional fees for auditing, legal, marketing and information technology.  We expect these costs to decrease as a percentage of revenue as we grow and realize increased economies of scale.  Included in general and administrative expenses is stock compensation expense of $49 and $60 in the 2012 and 2011 periods, respectively related to issuance of Class A common stock to employees and non-employees for services rendered. We expect to issue additional stock-based awards in the future under stock compensation award plans, which may consist of stock options or restricted stock, subject to vesting periods. As of March 31, 2012 and 2011 we had 9 and 5 employees, respectively on our corporate staff, including our chief executive officer and other executive officers and staff to support our business development, technology, accounting, and marketing activities.

Change in fair value of earnout.  This results from the adjustment to the fair value of the earnout liability based on actual revenues in the first year of the two-year earn-out period.

Depreciation and Amortization. The increase from the 2011 period is due to the operation of the theatres we owned on March 31, 2012 for longer periods in 2012 versus 2011, and the addition of assets such as digital projection equipment, near the end of the March 31, 2011 quarter, and other capital improvements made since that time.  We record depreciation and amortization for property and equipment and intangible assets over the estimated useful life of each asset class on a straight line basis. Our largest fixed asset is our digital projection equipment, which had a gross cost of $1.2 million as of March 31, 2012 and is being depreciated over a 10-year estimated useful life. We expect digital projection equipment to be a large component of our asset base going forward following any acquisitions that we may consummate, along with other theatre equipment and leasehold improvements.

Contents

Operating Loss. The increased operating loss was primarily attributable to the higher general and administrative and depreciation and amortization costs, associated with the increased asset base and larger corporate infrastructure which will support our future growth.

Bargain Purchase Gain From Theatre Acquisition.  We recorded a bargain purchase gain of $0.1 million in fiscal year 2011 resulting from difference between the cash paid for the Bloomfield 8 theatre and the fair value of the acquired assets.
Impact of Inflation.  We believe that our results of operations are not materially impacted by moderate changes in the inflation rate.  Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in fiscal 2011 or the first nine months of fiscal 2012.

Income Taxes. We have income tax expense, although there were pretax losses, mainly because of the existence of a full deferred tax asset valuation allowance. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, we recorded an accrual of non-cash tax expense due to additional valuation allowance in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets.

Liquidity and Capital Resources

We expect our primary uses of cash to be for additional theatre acquisitions, operating expenses, capital expenditures (for digital projection equipment and otherwise), corporate operations, possible debt service and/or payments with respect to capital leases that we may incur in the future. We expect our principal sources of liquidity to be from cash generated from operations, cash on hand, and anticipated proceeds from equity or debt issuances.

As described in “Subsequent Events”, we used $11.0 million of the net proceeds from our initial public offering and the exercise of the underwriters’ overallotment option to pay the cash portion of the Cinema Centers acquisition, and to repay $1.1 that was owed to a vendor for digital projection systems we had installed in the three theatres we owned prior to consummation of our initial public offering. The remainder of the Cinema Centers $14.0 million purchase price consists of a $1.0 million short-term note due on October 31, 2012 and bearing interest at 6% per annum, and 335,000 shares of Class A common stock valued at $2.0 million. We intend to repay the $1.0 million note from a combination of cash on hand before and after this offering, and cash flow from operations. We intend to convert the remaining 48 non-digital screens to digital projection at an estimated cost of approximately $3.1 million. We expect to finance this conversion through capital lease or other secured financing from banks or vendors.

	Nine Months Ended	Inception date (July 29, 2010) to
(000's)	March 31,
Consolidated Statement of Cash Flows Data:	2012	2011
Net cash provided by (used in):
Operating activities	$(831)	$(124)
Investing activities	(332)	(1,580)
Financing activities	376	2,568
Net increase (decrease) in cash and cash equivalents	$(787)	$864

Operating Activities

Net cash flows used in operating activities totaled approximately ($0.8) million and ($0.1) million for the nine months ended March 31, 2012 and 2011, respectively.   Our net loss was impacted by general and administrative costs which grew rapidly in 2012, as we had acquired our theatres in late 2010 and early 2011 and were creating our corporate infrastructure.  Our prepaid expenses increased due to costs related to our initial public offering which will be netted against the initial public offering proceeds in our fiscal fourth quarter ending June 30, 2012.  We also prepaid expenses for insurance and other operational items, following the purchase of our theatres.

Contents

Investing Activities

Our capital requirements for the Company have arisen principally in connection with our acquisitions of theatres, upgrading our theatre facilities post-acquisition and replacing equipment. Cash used in investing activities totaled $0.3 million and $1.6 million for the nine months ended March 31, 2012 and 2011, respectively. The decrease from 2011 is due to the cash purchase price for the three theatres acquired in the earlier period, totaling $1.3 million upon acquisition.  In each period, we also made various improvements and upgrades to our facilities.  We do not anticipate further significant capital outlays for the three theatres we owned on March 31, 2012. We expect to incur up to $3.1 million of capital outlays for the Cinema Centers theatres in connection with the conversion of the theatres that are not digital to digital projection systems. We may also incur significant capital outlays in connection with other acquisitions that we may consummate in the next 12 months, including digital projection equipment and other theatre upgrades.  We intend to continue to grow our theatre circuit through selective expansion and acquisitions.

Financing Activities

Our financing activities through March 31, 2012 have consisted of the sale of Class A common and Series A preferred stock to investors, including certain of our executive officers and board members, less the direct costs associated with these transactions. During the nine months ended March 31, 2012, we completed our Series A preferred stock fundraising efforts by raising an additional $0.4 million, compared to $2.2 million in the prior year period (excluding $0.5 million of Series A preferred stock issued as partial consideration for the Rialto and Cranford theatres).  In  the prior period, we also issued Class A common stock to our CEO and our co-founder, in exchange for $0.4 million.  As described in “Subsequent Events, our initial public offering was completed in April 2012, the proceeds of which were used to complete the Cinema Centers acquisition and repay outstanding indebtedness.  We expect to issue equity and debt instruments in the future in connection with our business plan.

Non-GAAP Financial Measures

Theatre Level Cash Flow and Adjusted EBITDA

TLCF is a common financial metric in the theatre industry, used to gauge profitability at the theatre level, before the effect of depreciation and amortization, general and administrative expenses, interest, taxes or other income and expense items. We use Adjusted EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our results excluding the impact of non-cash depreciation and amortization charges, stock based compensation expenses, and nonrecurring expenses and outlays, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that TLCF and Adjusted EBITDA are useful to investors for these purposes as well.

TLCF and Adjusted EBITDA should not be considered alternatives to, or more meaningful than, GAAP measures such as net cash provided by operating activities. Because these measures exclude depreciation and amortization and they do not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, because these metrics do not reflect the impact of income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this prospectus, they do not represent how much discretionary cash we have available for other purposes. Nonetheless, TLCF and Adjusted EBITDA are key measures used by us. We also evaluate TLCF and Adjusted EBITDA because it is clear that movements in these measures impact our ability to attract financing. TLCF and Adjusted EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies.

Contents

A reconciliation of TLCF and Adjusted EBITDA to GAAP net loss is calculated as follows (in thousands):

Adjusted EBITDA reconciliation:
				Nine	Inception
				Months	date (July
(unaudited)	Three Months Ended		%	Ended	29, 2010) to	%
	March 31,		Increase/	March 31,		Increase/
(000's)	2012	2011	(Decrease)	2012	2011	(Decrease)
Net loss	$(315)	$(93)	239%	$(903)	$(272)	232%
Add back:
Depreciation and amortization	125	56	123%	387	56	591%
Income tax (benefit)/expense	(2)	2	-200%	18	5	260%
EBITDA	(192)	(35)	449%	(498)	(211)	136%
Addback:
Stock-based compensation and expenses (1)	16	-		49	60	-18%
Other (income)/expense	1	(2)	-150%	2	(2)
Non-recurring organizational and M&A-related professional fees (2)	1	26	-98%	9	47	-80%
Deduct:
Bargain purchase gain from theatre acquisition (3)	-	(98)	-100%	-	(98)	-100%
Change in fair value of earnout (5)	(20)	-	-100%	(20)	-	-100%
Adjusted EBITDA	$(194)	$(109)	78%	$(458)	$(204)	130%

TLCF reconciliation:
				Nine	Inception
				Months	date (July
(unaudited)	Three Months Ended		%	Ended	29, 2010) to	%
	March 31,		Increase/	March 31,		Increase/
(000's)	2012	2011	(Decrease)	2012	2011	(Decrease)
Net income (loss)	$(315)	$(93)	239%	$(903)	$(272)	232%
Addback:
General and administrative (4)	409	219	87%	1,083	374	190%
Depreciation and amortization	125	56	123%	387	56	591%
Income tax (benefit)/expense	(2)	2	-200%	18	5	260%
Other (income)/expense	1	(2)	-150%	2	(2)
Deduct:
Bargain purchase gain from theatre acquisition (3)	-	(98)	-100%	-	(98)	-100%
Change in fair value of earnout (5)	(20)	-	-100%	(20)	-	-100%
TLCF	$198	$84	136%	$567	$63	746%

___________

(1)
Represents the fair value of shares of Class A common stock issued to employees and non-employees for services rendered. As these are non-cash charges, we believe that it is appropriate to show Adjusted EBITDA excluding this item.

(2)
Primarily represents legal fees incurred in connection with start-up activities, the creation of acquisition template documents that will be used by us for future transactions, and certain other costs related to our acquisition strategy. While we intend to acquire additional theatres, we have laid the groundwork for our acquisition program and we expect to incur reduced legal fees in connection with future acquisitions. We therefore believe that it is appropriate to exclude these items from Adjusted EBITDA.

(3)
Represents the excess of the fair value of identified tangible and intangible assets from our purchase price of the Bloomfield 8. As a non-recurring item and unrelated to the operation of the theatre, we believe that it is appropriate to show TLCF and Adjusted EBITDA excluding this item.

Contents

(4)	TLCF is intended to be a measure of theatre profitability. Therefore, our corporate general and administrative expenses have been excluded.

(5)	Change in fair value of earnout represents the adjustment of the earn-out liability in 2012 and as a non-operating item we believe it is appropriate to exclude this from TLCF

Contents

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies, which we believe are the most critical to aid in fully understanding and evaluating our reported consolidated financial results, include the following:

Revenue and Film Rent Expense Recognition

Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising, theatre rentals and parties. Sales are made either in cash or in the form of credit cards, which settle in cash within three days. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen. Theatre rentals and party revenue are recognized at the time of the event. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admissions and concession revenue when a holder redeems the card or certificate. We recognize unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, that the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, we consider the period outstanding, the level and frequency of activity, and the period of inactivity.

Film rent expenses are accrued based on the applicable admissions and either mutually agreed upon firm terms or a sliding scale formula, which are generally established prior to the opening of the film, or estimates of the final mutually agreed upon settlement, which occurs at the conclusion of the film run, subject to the film licensing arrangement. Under a firm terms formula, we pay the distributor a mutually agreed upon specified percentage of box office receipts, which reflects either a mutually agreed upon aggregate rate for the life of the film or rates that decline over the term of the run. Under a sliding scale formula, we pay a percentage of box office revenues using a pre-determined matrix that is based upon box office performance of the film. The settlement process allows for negotiation of film rental fees upon the conclusion of the film run based upon how the film performs. Estimates are based on the expected success of a film. The success of a film can typically be determined a few weeks after a film is released when initial box office performance of the film is known. Accordingly, final settlements typically approximate estimates since box office receipts are known at the time the estimate is made and the expected success of a film can typically be estimated early in the film’s run. If actual settlements are different than those estimates, film rental costs are adjusted at that time.

Under our Exhibitor-Buyer Master License Agreement, we earn virtual print fees from the movie studios when a new digital title is shown on our screens. We may receive virtual print fees for up to the total costs of our digital systems, less a base amount of $9 thousand per system, but including any financing costs we may incur, over a maximum period of ten years from the date of our installations. We are eligible to receive these payments through May 2021, or until the amount of cumulative virtual print fees is equal to our costs. VPFs are treated as a reduction of film rent expense. Below is a summary of the costs we incurred relating to the purchase of our digital projection systems to date less the base amount, the VPFs we have earned, and the administrative fees incurred (which add to the amounts we can receive for virtual print fees).

(in thousands)
Balance at June 30, 2011	$998
Virtual print fees earned	(188)
Administrative Fees	19
Balance, March 31, 2012	$829

Depreciation and Amortization

Theatre property and equipment are depreciated using the straight-line method over their estimated useful lives. In estimating the useful lives, we have relied upon our experience with such assets. We periodically evaluate these estimates and assumptions and adjust them as necessary. Adjustments to the expected lives of assets are accounted for on a prospective basis through depreciation expense. Leasehold improvements for which we pay and to which we have title are amortized over the shorter of the lease term or the estimated useful life.

Contents

Impairment of Long-Lived Assets

We review long-lived assets for impairment indicators whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors including the following to determine whether to impair long-lived assets:

•	actual theatre level cash flows;

•	future years budgeted theatre level cash flows;

•	theatre property and equipment carrying values;

•	amortizing intangible asset carrying values;

•	competitive theatres in the marketplace;

•	the impact of recent ticket price changes;

•	available lease renewal options; and

•	other factors considered relevant in our assessment of impairment of individual theatre assets.

Long-lived assets are evaluated for impairment on an individual theatre basis, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theatre’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties.

Impairment of Goodwill and Finite-Lived Intangible Assets

We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment for each theatre as a reporting unit, based on an estimate of its relative fair value.

Finite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be fully recoverable.

Income Taxes

We use an asset and liability approach to financial accounting and reporting for income taxes.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-4, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS”, to substantially converge the fair value measurement and disclosure guidance in GAAP and International Financial Reporting Standards. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard July 1, 2012, and we do not expect the adoption of this standard to have a material impact on our consolidated financial statements and disclosures.

In June 2011, the FASB issued ASU 2011-5, “Presentation of Comprehensive Income”, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard as of July 1, 2012, and we do not expect it to have a material impact on our consolidated financial statements and disclosures.

In September 2011, the FAS issued ASU 2011-8, “Intangibles — Goodwill and other”. This guidance allows an entity an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt the provisions of this guidance effective July 1, 2012, and we do not expect it to have a material impact on our consolidated financial statements and disclosures.

Contents

Off-Balance Sheet Arrangements

Other than the operating leases described herein, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Quantitative and Qualitative Disclosures about Market Risk

We do not hold instruments that are sensitive to changes in interest rates, foreign currency exchange rates or commodity prices. Therefore, we believe that we are not materially exposed to market risks resulting from fluctuations from such rates or prices.

Subsequent Events

On April 20, 2012, we completed our initial public offering, issuing 2,200,000 shares of Class A common stock at a price of $6.10 per share, generating net proceeds of $11,400 after deducting underwriting discounts and estimated offering expenses. Upon completion of the initial public offering, all 1,972,500 shares of Series A preferred stock converted into 986,250 shares of Class A common stock (with the effect of the one-for-two reverse stock split).  We also issued 66,191 shares of Class A common stock as payment of dividends on the Series A preferred stock through December 31, 2011 and in May 2012, paid cash dividends on the Series A preferred stock for the period from January 1, 2011 through April 20, 2012.  As of April 20, 2012, our 2012 Stock option and incentive plan also became effective.

On April 20, 2012, we acquired certain of the assets of Cinema Centers theaters, constituting a chain of five theatres with 54 screens located throughout central Pennsylvania. Subject to certain adjustments, the aggregate purchase price for the Cinema Centers theaters was $14.0 million, consisting of $11.0 million in cash paid at closing, a short-term note of $1.0 million due October 31, 2012, and 335,000 shares of Class A common stock with a fair value of $2.0 million.  We also assumed the operating leases associated with the five Cinema Centers theatres.  No debt or other liabilities were assumed.

On May 7, 2012, we sold 323,900 shares of Class A common stock upon exercise of the underwriters’ overallotment option, generating net proceeds of $1,800, after deducting underwriting discounts and commissions.

On May 23, 2012 we issued a purchase order to a vendor for digital projection equipment totaling $3.1 million, for the 48 non-digital screens at the theatres acquired from Cinema Centers.   We expect to fund the purchase price from the proceeds of a secured financing, such as a line of credit.  The vendor has extended payment terms of up to six months on the equipment purchase.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 4.    CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Contents

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

There were no sales of unregistered equity securities during the three month period ended March 31, 2012.

In connection with our initial public offering, we offered and sold 2,523,900 shares of Class A common stock (including the over allotment option) at a price of $6.10 per share. The offer and sale of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No.
333-178648), which was declared effective by the Securities and Exchange Commission on April 16, 2012. The underwriters in the offering were Maxim Group LLC and Dominick & Dominick LLC

After deducting underwriting discounts and commissions and offering related expenses, our net proceeds from the initial public offering (including the over allotment option) were approximately $13.2  million. In connection with the offering, we paid underwriting discounts and commissions of approximately $1.3 million and paid approximately $0.9 million in offering expenses.

We used $11.0 of the proceeds from the offering to pay the cash portion of the purchase price for the Cinema Centers theatres and an additional $1.1 million of the proceeds to satisfy our obligations to a vendor for digital projection systems which we had installed in the three theatres we owned prior to consummation of our initial public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits are listed in the Exhibit Index on page 32 herein.

Contents

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CINEMA DESTINATIONS CORP. (Registrant)

Date: May 25, 2012	By:	/s/ Brian D. Pflug
	Name:	Brian D. Pflug
	Title:	Chief Financial Officer and Principal Accounting Officer

Contents

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation