Form 10-K
period 2012-06-30
Digital Cinema Destinations Corp.
filed 2012-09-24
CIK 1510326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --- to ---

Commission File Number: 333-178648
___________________________________

DIGITAL CINEMA DESTINATIONS CORP.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	27-3164577
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

250 East Broad Street, Westfield, New Jersey	07090
(Address of principal executive offices)	(Zip Code)
(908) 396-1360
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE	NASDAQ CAPITAL MARKET

Securities registered pursuant to Section 12(g) of the Act:	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
	Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

As of December 31, 2011, the last business day of the registrant's most recently completed second fiscal quarter, there was no public market for the registrant's Class A common stock. The registrant's Class A common stock began trading on the NASDAQ Capital Market on April 18, 2012.

As of June 30, 2012,  the aggregate market value of Class A and Class B shares of common stock held by non-affiliates of the registrant was $25,742,499  based on the number of shares held by non-affiliates as of  June 30, 2012 and based on the last reported sale price of the registrant's Class A common stock on June 30, 2012.

As of September 21, 2012, there were 4,519,452 shares of the registrant's Class A Common Stock outstanding,  900,000 shares of the registrant's Class B Common Stock outstanding and six shares of the registrant’s Series B Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders currently anticipated to be held  on December 21, 2012, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

DIGITAL CINEMA DESTINATIONS CORP.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “expect,” “anticipate,” “project,” “predict”’ “intend” or “forecast” “estimate will occur”, and other similar statements), you must remember that our expectations may not be correct, even though we believe that they are reasonable. These forward-looking statements relate to:

●	future revenues, expenses and profitability;
●	our ability to acquire and integrate theatres in our business;
●	attendance at movies generally or in any of the markets in which we operate;
●	the number and diversity of popular movies released and our ability to successfully license and exhibit popular films;
●	national growth in our industry;
●	competition in our markets; and
●	competition with other forms of entertainment.

We do not guarantee that the transactions and events described in this Annual Report on Form 10-K will happen as described or that they will happen at all. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation, beyond that required by law, to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made, even though our situation will change in the future.

Whether actual results will conform to our expectations and predictions is subject to a number of risks and uncertainties, many of which are beyond our control, and reflect future business decisions that are subject to change. Some of the assumptions, future results and levels of performance expressed or implied in the forward-looking statements we make inevitably will not materialize, and unanticipated events may occur which will affect our results. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the “SEC”).

This report contains data related to the motion picture exhibition industry. This market data includes projections that are based on a number of assumptions. The motion picture exhibition industry may not grow at the rates projected by the market data, or at all. The failure of the markets to grow at the projected rates may materially and adversely affect our business and the market price of our Class A common stock. In addition, the rapidly changing nature of our industry subjects any projections or estimates relating to the growth prospects or future condition of our market to significant uncertainties. If any one or more of the assumptions underlying the market data proves to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

In this Annual Report on Form 10-K, “Digiplex,” “we,” “us,” “our,” "Successor" and the “Company” refers to Digital Cinema Destinations Corp. and its subsidiaries unless the context otherwise requires.

PART I

ITEM 1. BUSINESS

OVERVIEW
The Company

Digital Cinema Destinations Corp., a Delaware corporation organized on July 29, 2010, and its subsidiaries comprise a fast-growing motion picture exhibitor dedicated to transforming movie theatres into digital entertainment centers. Digital Cinema Destinations Corp. is the parent company of  five wholly-owned subsidiaries: DC Westfield LLC, DC Cranford LLC, DC Bloomfield LLC, DC Cinema Centers LLC and DC Lisbon Cinema LLC. As of June 30, 2012, DC Lisbon has no assets or operations.

Our executive offices are at 250 East Broad Street, Westfield, New Jersey 07090. Our telephone number is (908) 396-1362, and our fax number is (908) 396-1361. We maintain a corporate website at www.digiplexdest.com.

We manage our business under one reportable segment: theatre exhibition operations.

We operate eight theatres and 73 screens located in Westfield, New Jersey (the “Rialto”), Cranford, New Jersey (the “Cranford”), Bloomfield, Connecticut (the “Bloomfield 8”) and five theatres located in central Pennsylvania (“Cinema Centers”). Our eight theatres, on a pro forma basis, had approximately 1,700,000 and 1,630,000 attendees for the twelve month periods ended  June 30, 2012 and June 30, 2011, respectively. We acquired the Rialto and the Cranford on December 31, 2010, the Bloomfield 8 on February 17, 2011 and Cinema Centers on April 20, 2012,  upon the closing of our initial public offering.

On July 9, 2012, we executed an Asset Purchase Agreement for the purchase of certain assets of Lisbon Theaters, Inc. (“Lisbon Cinema”).  Lisbon Cinema consists of a single theater with 12 screens in Lisbon, Connecticut.  Lisbon Cinema had over 408,000 attendees for the twelve month period ended June 30, 2012.  For additional information with respect to the Asset Purchase Agreement for Lisbon Cinema see “Business-Acquisitions”.   Our obligation to purchase Lisbon Cinema is subject to our securing adequate finance by September 30 ,2012, the closing date set forth in the amended Asset Purchase Agreement, which we cannot assure you will occur.

We intend to create an all-digital national footprint by selectively pursuing multi-screen theatre acquisition opportunities that meet our strategic and financial criteria, with upgrades to digital platforms as necessary. We hope to own and operate at least one theatre in each of 100 locations throughout the United States which, depending on the number of screens in each theatre, may approximate 1,000 screens. An all-digital theatre circuit serves as the backbone for creating what we believe to be a more entertaining movie-going experience, providing us with significantly greater programming flexibility and enabling us to achieve increased operating efficiencies. We believe through a combination of improved operating practices, enhanced productivity resulting from the management of the new digital platforms and increased alternative content supplementing the traditional theatrical exhibition schedule; we can produce improved financial results and customer experiences. We cannot assure you that we will realize these goals. See “Risk Factors”.

Industry Overview and Trends

The U.S. motion picture exhibition industry is a mature business that has historically maintained long-term growth in revenues. Between 2001 and 2011, total box office revenues in the United States grew from $8.1 billion of revenues in 2001 to $10.2 billion of revenues in 2011. Against this background of growth in revenues, the U.S. motion picture exhibition industry experienced periodic short-term increases and decreases in attendance and, consequently, box office revenues. We expect the cyclical nature of the U.S. motion picture exhibition industry to continue for the foreseeable future.

The following table represents the results of a survey by the MPAA, published during February 2011, outlining the historical trends in U.S. box office performance for the ten year period from 2001 to 2010.

Year	U.S. Box Office Revenues ($ in billions)	Attendance (in billions)	Average Ticket Price

2001	$8.1	1.43	$5.66
2002	$9.1	1.57	$5.81
2003	$9.2	1.52	$6.03
2004	$9.3	1.50	$6.21
2005	$8.8	1.38	$6.41
2006	$9.2	1.40	$6.55
2007	$9.6	1.40	$6.88
2008	$9.6	1.34	$7.18
2009	$10.6	1.42	$7.50
2010	$10.6	1.34	$7.89

According to the Boxoffice.com, year-to-date U.S. box office sales as of December 31, 2011 approximated $10.2 billion, compared to $10.6 billion for the same period in 2010, a decrease of 3.8%. Attendance in 2011 was 1.28 billion, a decrease of 4.7% from 2010. According to the Boxofficemojo.com, year-to-date U.S. box office sales through September 13, 2012 approximated $7.75 billion, compared to $7.45 billion for the same period in 2011, an increase of 4.0%.

We believe the following market trends will drive the continued growth and strength of our industry:

●
Importance of Theatrical Success in Establishing Movie Brands and Subsequent Markets. Theatrical exhibition is the primary distribution channel for new motion picture releases in the domestic and international markets. We believe a successful theatrical release which “brands” a film is one of the major factors in determining its success in “downstream” markets, such as DVDs, network and syndicated television, video on-demand, pay-per-view television and the Internet. As a result, we believe motion picture studios will continue to work cooperatively with theatrical exhibitors to ensure the continued importance of the theatrical window.

●
Convenient and Affordable Form of Out-Of-Home Entertainment. Movie-going continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $7.89 in 2010 and $7.96 in 2011 (according to Box Office Mojo). Average prices in 2010 for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, ranged from approximately $25.00 to $77.00 per ticket according to the MPAA.

●
Innovation with Digital Technology. Our industry began its conversion to digital projection technology in 2006, which has allowed exhibitors to expand their product offerings. Digital technology allows the presentation of 3D content and alternative entertainment such as live and pre-recorded sports programs, the opera, ballet, concert events and special live events. These additional programming alternatives may expand the industry’s customer base and increase patronage for exhibitors.

Our Competitive Strengths

We believe the following strengths allow us to compete effectively:

●
Operating Philosophy. Our experienced management team has an operating philosophy that centers on acquiring theatres that meet our strategic and financial criteria while realizing improved theatre level economics on a same theatre basis by controlling operating costs and effectively reacting to economic and market changes. We have incurred net operating losses to date. We intend to carefully control our corporate and theatre operating expenses and to add additional staffing and other resources only as our business grows.

●
State-of-the-Art Theatre Circuit. We offer digitally equipped theatres, which, based on our analysis of the population and competition in the areas surrounding our theatres, we believe are appropriate in size for the communities we serve. We believe this makes our theatres a preferred destination for moviegoers and other customers seeking entertainment in our markets. We have installed digital projection technology in all of our existing theatres, and we plan to install digital projection systems in the theatres we acquire, of which we estimate that 40% to 50% will be 3D enabled.

●
Experienced Management. We rely on our senior management team’s significant experience in identifying, acquiring, upgrading and integrating our theatres. Our management has substantial experience in the acquisition and integration of theatre circuits. Our management team has many years of theatre operating experience, ranging from 10 to 25 years. A. Dale Mayo, our chairman and chief executive officer, has had a successful career in the film exhibition industry having founded and led both Cinedigm Digital Cinema Corp. (“Cinedigm”), which provides back office management systems and financing for digital conversions in the exhibition industry and Clearview Cinema Group (“Clearview”), a U.S. theatre circuit. Mr.  Jeff Butkovsky, our chief technology officer, and Mr. Brian Pflug, our chief financial officer, have worked with Mr. Mayo for more than 10 years and each have a breadth of experience in their respective positions. We believe that our management team has the ability to successfully implement our business plan, allowing us to acquire theatres at appropriate valuations, and to turn those theatres we acquire into state of the art entertainment destinations integrated into our organization.

●
Strategic Alliances. Our management team is well known in the industry. Their relationships within the industry allow us to form important vendor relationships with industry leaders such as Clearview’s film department, which handles negotiations with motion picture distributors for us, Cinedigm, which provides us with our EMS back office management system, RealD™, Inc. (“RealD™”), which provides us with 3D cinema systems, Barco, Inc. (“Barco”), which provides us with digital equipment, and National CineMedia, LLC (“NCM”), which provides us with in-theatre advertising and alternative content. We believe that our ability to leverage our management’s relationships in the industry will allow us to effectively manage our operating costs.

Our Strategy

Our business strategy is to transform movie theatres into digital entertainment centers or destinations by acquiring cash flow positive theatres in strategic markets, converting them to digital formats and actively programming and marketing alternative content, in addition to first run 2D and 3D movies.

Organic Growth

The principal factors that we expect will contribute to our organic growth include:

●
Digital Implementation. We intend to create an all-digital theatre circuit utilizing our senior management team’s significant experience in digital cinema deployment, alternative content selection and movie selection. We expect to be able to finance our purchases of digital projection equipment in the theatres we acquire which are not yet converted to digital cinema in part by leveraging the “virtual print fees” we receive from motion picture distributors for up to 10 years from installation for each theatre. The virtual print fee program expires for new installations made after December 31, 2012 (extended from a prior deadline of September 30, 2012), but we believe that financing will continue to be available, either from the distributors or more traditional financing sources. We have converted all of our existing theatres and will convert those we acquire to digital formats with typically 40% to 50% constituting RealD™ 3D auditoriums in each theatre complex.

●
Alternative Content. We expect to offer our customers popular movies and alternative content including sports, music, opera, ballet and video games. With the exception of video games for which we have acquired the necessary software (but have not yet implemented), we offer each of these alternative content presentations at our existing theatres. We advertise and implement these features as an event being presented so that our patrons can fully enjoy the presentation and return frequently to share in the experience of future presentation. We believe we can increase the utilization rates of our theatres and concession sales by matching content to audience demand during off-peak and some peak periods. Excluding the box office revenues of Cinema Centers which did not present alternative content until after the close of fiscal 2012, approximately 8% of our box office revenues were attributable to alternative content for the 12-months ended June 30, 2012.

●
Operating efficiencies. We have deployed state of the art integrated software systems for back office accounting and theatre management. This enables us to manage our business efficiently while providing maximum scheduling flexibility and reduced operational costs.

●
Dynamic programming. One of the major benefits of the industry’s digital conversion is that it removes our reliance on single reels of film. With digital content, we are able to program multiple screens for playback from a single source file, based on movie-goer demand, rather than being limited to one screen per reel.

●
Marketing. We intend to proactively market the Digiplex brand and programs to consumers using primarily new media tools, such as social media, website design and regular electronic communications to our targeted audience, which should allow us to maximize attendance. Currently, we distribute e-mails and newsletters, which direct customers to our website, and use Facebook, Twitter and YouTube as part of our marketing program. While we cannot quantify the effect of these efforts, we believe it has resulted in increased attendance in our theatres. We expect the combination of our marketing strategy with our blend of traditional cinema and alternative content will transform our theatres to entertainment centers.

●
Alternative content events. We offer alternative content, such as sports, music, opera, and ballet, typically during nonpeak hours. We advertise and implement these features as an integrated theme event, often with costumed staff, to create the energy and atmosphere of the event being presented so that our patrons can fully enjoy the presentation and return frequently to share in the experience of future presentations.

●
Pre-Show and Advertising. We expect to increase pre-show and other advertising revenue in our existing theatres and the theatres we acquire using NCM’s services under a multi-year contract that we executed in March 2011 and under which we commenced pre-show advertising in August 2011.

External Growth

The principal factors contributing to our external growth are a disciplined approach to acquisitions and our industry experience and relationships. We believe there is a supply of smaller, family-owned chains and individual theatres currently available in the market in free zones, which are areas that permit us to acquire movies from any distributor compared to an area where film distributors establish geographic licensing zones and allocate each available film to one theatre within that zone. These smaller theatre owners are facing potentially significant capital investments due to the motion picture and theatre exhibition industry’s ongoing digital conversion cycle. Despite the availability of the virtual print fee program, we believe many of these operators are either unable or unwilling to make the necessary capital expenditures despite positive historical cash flows. Our philosophy is to “buy and improve” existing facilities rather than “find and build” new theatres. We believe this approach provides more predictability, speed of execution and lower risk. To remain competitive, we believe alternative content will become increasingly important, and many of the smaller theatres may lack access to quality alternative content. We intend to selectively pursue acquisitions where the location, overall market and facilities further enhance the quality of our theatre portfolio. Our acquisition policy is to acquire theatres that provide significant opportunities for improved financial performance through our business model. We will typically attempt to acquire cash flow positive theatres in attractive markets, convert them to a digital format where still necessary and actively program and market alternative content in addition to running 2D and 3D movies. By marketing our theatres as entertainment destinations, we expect to realize increased cash flow from 3D films and targeted alternative content, increased attendance, increased concessions and sponsorship and advertising revenues.

Key elements of our external growth strategy are:

●	identify and target existing theatres in free zones in attractive markets;
●	visit each theatre to determine its physical condition and level of preparedness (or completion) for digital cinema conversion;
●	evaluate the suitability of theatre personnel for our business approach;
●	review lease terms and condition of all assets;
●	survey and evaluate all auditorium sizes, seat counts and projection booth equipment;
●	determine attendance levels and historical cash flows over the past 3 years from an evaluation of all tax returns and financial statements, to determine economic viability;
●	research the demographics surrounding each theatre with a view toward programming movies and genres of alternative content;
●
after estimating the costs of necessary improvements, screen additions and upgrades to meet our standards, formulate a purchase price based on a multiple of approximately 4.5 times to 5.5 times Theatre Level Cash Flow ("TLCF"), after considering the potential for improvement in operating results under our management and business approach.

Theatre Operations

We currently operate eight theatres, two in New Jersey, with a total of 11 screens, one in Connecticut, with a total of 8 screens and five in central Pennsylvania, with a total of 54 screens. Two of our theatres, the Rialto and Cranford, were acquired in December of 2010, the third, the Bloomfield 8, in February of 2011 and the remainder, Cinema Centers, in April of 2012.

The Rialto is a six-screen theatre located in downtown Westfield, New Jersey, which has a population of approximately 30,000 people. The Rialto was built in 1922, substantially renovated in 2009 and seats approximately 946 patrons. Three of Rialto’s screens were converted to digital platforms with 3D capacity as part of the 2009 renovation. The renovation also included new painting, carpeting, new lighting, a new concession stand and the installation of reclining seats with additional leg room compared to those which previously existed in the theatre. We converted the three remaining screens to digital format in July 2011 and a total of five are now 3D enabled. In addition, we installed new surveillance and point of sale systems in July 2011. The Cranford is a five-screen theatre located in downtown Cranford, New Jersey, which has a population of over 22,500 people. The Cranford is a historic theatre built in 1926, substantially renovated after we acquired it and seats approximately 642 patrons. In February 2011, we completed a renovation of the theatre, including painting, lighting, new carpeting, seats, improved sound and signage, surveillance and new point of sale systems. We converted all of the screens to digital projection platforms in June 2011, with two of them 3D enabled. The Rialto and Cranford theatres are three miles apart and 25 miles west of Manhattan. Both the Rialto and Cranford theatres each show first run films in a free zone. For a discussion of “free zones,” see “Business — Film Exhibition.” The Rialto and Cranford theatres’ primary competitors are a ten-screen AMC theatre located in Mountainside, New Jersey and a five-screen Clearview theatre located in Summit, New Jersey, which are three and 10 miles away from the theatres, respectively.

The Bloomfield 8 is an eight-screen theatre located at the Wintonbury Mall in the town of Bloomfield, Connecticut, which is a New England town of over 20,000 people that is home to many sites that are on the National Register of Historic Places and is approximately 5.5 miles from downtown Hartford, Connecticut. The Bloomfield 8 theatre opened in 1996, was renovated in 2006, and seats approximately 1,119 patrons. This theatre draws from the greater Hartford area which has a population in excess of one million people. All of the screens were converted to digital projection platforms in June 2011, with five 3D enabled. We completed a significant renovation of this theatre in early 2011, including new seats, screens and sound systems. The Bloomfield 8 theatre shows first run films in a free zone.

Cinema Centers consists of a chain of five theatres with 54 screens located throughout central Pennsylvania. All of the Cinema Centers theatres are in free zones.The 11-screen Cinema Center of Bloomsburg theatre is located in Bloomsburg, Pennsylvania. Bloomsburg, a college town of approximately 13,000 people, is located midway between Wilkes Barre and Williamsport, Pennsylvania. This all stadium seating theatre opened in 1993 and was renovated in April 2010. The renovation included the installation of high back rocker seats and a new concession stand. The theatre seats approximately 1,864 patrons. On the date we acquired Cinema Centers, this theatre had one digital projector, 3D enabled.  Since the acquisition, we have converted the remaining 10 screens to digital format and 1 is now 3D enabled. During calendar 2012 we intend to convert another 3 screens to  3D platforms.

The 12-screen Cinema Center of Camp Hill theatre is located in Camp Hill, Pennsylvania, just outside of Harrisburg, Pennsylvania. Harrisburg is the state capital of Pennsylvania with a population of approximately 50,000 people. This all stadium seating theatre opened in 2005 and seats approximately 2,400 patrons. The theatre has high back rocker seats in each auditorium.   On the date we acquired Cinema Centers, this theatre had two digital projectors, both 3D enabled.  Since the acquisition, we have converted the remaining 10 screens to digital format and a total of 2 are now 3D enabled. During calendar 2012 we intend to convert another 2 screens to 3D platforms.

The ten-screen Cinema Center at Fairgrounds Square Mall is located in Reading, Pennsylvania. Reading is the fifth largest city in Pennsylvania with a population of approximately 88,000 people. This all stadium seating theatre opened in 2003 and seats approximately 2,035 patrons. The theatre has high back rocker seats in each auditorium.   On the date we acquired Cinema Centers, this theatre had one digital projector, RealD™ 3D enabled.  Since the acquisition, we have converted the remaining 9 screens to digital format and a total of 2 are now 3D enabled. During calendar 2012 we intend to convert another 2 screens to 3D platforms.

The 12-screen Cinema Center at Selinsgrove is located in Selinsgove, Pennsylvania. Selinsgrove is a historic town located on the Susquehanna River with a population of approximately 27,000 people located within five miles of the theatre. This all stadium seating theatre opened in 2002 and seats approximately 2,400 patrons. The theatre has high back rocker seats in each auditorium.   On the date we acquired Cinema Centers, this theatre had one digital projector, 3D enabled.  Since the acquisition, we have converted the remaining 11 screens to digital format and 1 is now 3D enabled. During calendar 2012 we intend to convert another 3 screens to 3D platforms.

The nine-screen Cinema Center of Williamsport is located in Williamsport, Pennsylvania. Williamsport is the seventh fastest growing city in the United States with a population of approximately 30,000 people. This all stadium seating theatre opened in 2008 and seats approximately 1,721 patrons. The theatre has new high back rocker seats in each auditorium.   On the date we acquired Cinema Centers, this theatre had one digital projector, 3D enabled.  Since the acquisition, we have converted the remaining 8 screens to digital format and 1 is now 3D enabled. During calendar 2012 we intend to convert another 3 screens to 3D platforms.

On July 9, 2012, we executed an Asset Purchase Agreement for the purchase of certain assets of Lisbon Cinema.  Lisbon Cinema consists of a single theater with 12 screens in Lisbon, Connecticut.  The Lisbon Cinema theatre has been fully upgraded to digital platforms.  The Lisbon Cinema is in a free zone.  There is a population of approximately 89,000 people within a 10 mile radius of the Lisbon Cinema theatre which is approximately 16 miles from Mystic, Connecticut and New London, Connecticut and approximately 10 miles from Foxwood Casino in Mashantucket, Connecticut.  This all stadium seating theater opened in 2005 and seats approximately 2,200 patrons.  All of the auditoriums have been converted to digital platforms and six of the auditoriums are 3-D enabled. Our obligation to purchase Lisbon Cinema is subject to our securing adequate financing, which we cannot assure you will occur. Further, if we do not close the Lisbon acquisition by September 30, 2012, the seller may terminate the agreement.

We believe our theatres will appeal to a diverse group of patrons because, to the extent the number of screens in a theatre allow, we offer a wide selection of films and convenient show times, targeted to the demographics of the surrounding population. In addition, most of our theatres feature state-of-the-art amenities such as immersive wall-to-wall and silver 3D screens, digital stereo surround-sound, computerized ticketing systems, comfortable seating with cup holders, infrared security cameras in every auditorium and throughout the theatre along with enhanced interiors and exteriors.

We also believe that our theatres will be greatly enhanced with the installation of digital projection platforms. We believe that operating digital theatres will enable us to generate incremental revenue from differentiated motion picture formats, such as digital 3D, generate additional revenue from exhibition of alternative content offerings and provide greater flexibility in scheduling our programming content, which we expect will enhance the utilization of our seating capacity. During the year ended June 30, 2012, we installed 48 digital platforms, including digital projectors and related equipment in our eight theatres and all  73 of our screens are now digitally equipped. The average cost that we have incurred with respect to the digital systems, including installation was approximately $71 thousand per digital platform. Our total cost of digital platforms to date is $5.2 million.

Our theatres are operated with improved economic performance on a same theatre basis by increasing revenues per square foot and reducing the cost per patron of operations. We vary auditorium seating capacities within a single theatre, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums in the theatre to meet changing attendance levels. In addition, since we operate multi-screen facilities, we realize significant operating efficiencies as compared to single screen theatres by having common box office, concessions, projection and lobby and restroom facilities, which enables us to spread some of our costs, such as payroll, advertising and rent, over a higher revenue base. We stagger movie show times to reduce staffing requirements and lobby congestion and to provide more desirable parking and traffic flow patterns. We also actively monitor ticket sales in order to quickly recognize surges in demand, which enables us to add seating capacity quickly and efficiently with the use of our networked digital projection platforms and theatre management software. In addition, we offer various forms of convenient ticketing methods, themed gift cards and e-gift cards. We believe that operating a theatre circuit with the use of state of the art software technology, remote surveillance, and modern management methods will enhance our economic performance.

We have implemented best management practices in each of our theatres, including daily, weekly and monthly management reports generated for each theatre, and we maintain active communication between the theatres and corporate management. We use these management reports and communications to closely monitor admissions and concessions revenues as well as accounting, payroll and workforce information necessary to manage our theatre operations effectively and efficiently. For any theatres we may acquire in the future, including Lisbon Cinema, if that acquisition is consummated, we plan to implement a similar best management practices in such theatres.

We seek experienced theatre managers and require new theatre managers to complete a comprehensive training program on-site within the theatres and at our corporate headquarters and with our digital hardware and software vendors. The program is designed to encompass all phases of theatre operations, including our operating philosophy, policies, procedures and standards. Our mission statement is posted in our corporate offices and in every theatre. In addition, we plan to adopt an incentive compensation program for theatre-level management and full-time staff that rewards theatre managers, and their staff for exceptional performance. We expect to offer our salaried employees an opportunity to participate in our stock option and incentive plan, which we adopted after consummation of our initial public offering, consistent with other public companies comparable to us and companies within our industry.

In addition, we have implemented quality assurance programs in all of our theatres to maintain clean, comfortable and well maintained facilities. To maintain quality and consistency within our theatre circuit, our managers regularly inspect each theatre. We also operate a “mystery shopper” program, which involves unannounced visits by unidentified customers who report on and rate the quality of service, film presentation and cleanliness at individual theatres.

We have also implemented a loss prevention program in all of our theatres. We remotely monitor operations at each of our theatres through infra-red camera systems in every auditorium and all common areas through which our theatre management and corporate executives can “see” almost everything going on with respect to theatre operations without actually being present.

Digitalization

The U.S. motion picture exhibition industry began its transition to digital projection technology in 2006 led by members of our management team while they were employed by Cinedigm. Digital projection technology provides filmmakers the ability to showcase imaginative works of art exactly as they were intended, with incredible realism and detail and in a range of up to 35 trillion colors. Because digital features are not susceptible to scratching and fading, digital presentations will always remain clear and sharp every time they are shown. A digitally produced or digitally converted movie can be distributed to theatres via satellite, physical media, or fiber optic networks. The digitized movie is stored on a central computer/server, known as a library management server, which stores and “serves” it to a digital projector for programming each screening of the movie and, due to its format; it enables efficient movement of films and other content between auditoriums within a theatre as demand increases or decreases for each film.

Digital projection also allows the presentation of 3D content and alternative content such as live and pre-recorded concert events, the opera, ballet, sports programs and special live events. Twenty-two films released world-wide during 2010 were available in 3D format and at least 34 3D films were released during 2011, excluding 3D alternative content events. Three-dimensional technology offers a premium experience with crisp, bright, ultra-realistic images that immerse the patron into a film. A premium is generally charged for a 3D presentation. We believe alternative entertainment presents a largely untapped resource for increased business, and according to data supplied by Screen Digest dated January 2010, the alternative content market is expected to grow to $526.5 million by 2014 from $104.6 million in 2009 and only $45.7 million in 2008.

The conversion of the theatre projection systems in our theatres to digital platforms and the selective installation of 3D digital projection systems will allow us to offer our patrons premium 3D movie and all-digital format experiences featuring alternative content such as sports, concerts, opera, ballet and video games, which will generate incremental revenue and cash flows for us. We are optimistic regarding the benefits of digital cinema primarily as it relates to future growth associated alternative content and 3D content and are pleased to see continued support of 3D film products by the major motion picture studios as well as increased availability of special events such as concerts, opera and sports. We believe that alternative content is a largely untapped resource which is a substantial potential source of incremental business for us.

Alternative Content

We believe that the traditional movie house model is inherently inefficient because of the daily demand curve, which we believe results in seating only 10% to 15% of capacity overall, and less than 5% from Monday to Thursday. We believe that all movies need not play five shows per day, seven days a week, but rather at specific show times targeted to specific audiences, and alternative content can be shown during specific times that match audience demand. Typically, we will present alternative content during non-peak hours. We believe that matching alternative content with audience demand, as cable and television stations do, is important and will allow us to fill seats during times which are traditionally slow for theatres.

We believe that providing alternative content, made possible as a result of digital projection platforms, will result in increased utilization of our theatres and higher theatre level cash flow. Alternative content currently available includes sports, music, opera, ballet, lectures, religious content and video games. We expect that alternative content will vary with customer taste and that the offerings will increase as the potential uses are expanded.

For example, our customers will be able to see events occurring throughout the world, at times in live 3D, at a fraction of the ticket price of a major sporting event. Sports content can include events such as the World Cup, all star games, the NCAA basketball finals, major college football bowl games, and we believe, eventually, the World Series and the Super Bowl.

Alternative content can be as diverse as the ballet from the Bolshoi and opera from the Metropolitan Opera to rock concerts and sporting events from around the world, which may be taking place in different geographical regions, or even, if local, may be sold out. Our customers will be able to experience larger than life images of these events with exceptionally comfortable seating at more convenient locations.

We also believe that corporate, religious; trade and professional organizations may find that using our theatres as a meeting place is an efficient way to satisfy their organization’s goals. Tapping the potential of alternative content could lead to use of our theatres in auctions and fundraisers as well as for other events.

Properly programmed and marketed, we believe that alternative content, including live events, which may be shown in a 3D format, provide excellent opportunities for additional revenue and we expect to use alternative content as part of our business strategy. Excluding the box office revenues of Cinema Centers which did not present alternative content until after the close of fiscal 2012, approximately 8% of our box office revenues were attributable to alternative content for the 12-months ended June 30, 2012.

On March 14, 2011 we entered into an agreement with NCM for alternative content provided through its Fathom network. NCM operates the largest digital in-theatre network in North America and utilizes its in-theatre digital content network to distribute pre-feature advertising, cinema and lobby advertising, and entertainment (alternative) programming content. Under our agreement with NCM, we receive 50% of the “net box office” receipts realized from presenting alternative content at our theatres as provided to us by NCM. “Net box office” receipts is defined as the gross revenues realized from admissions to a program of alternative content, reduced by taxes and other charges and out-of-pocket expenses, including payments to the creator of the alternative content or film rent. Under this agreement, we have the option of selecting alternative content made available by NCM through its Fathom network, and we have booked events, including boxing events, concerts and performances of the Metropolitan Opera from this source. Our agreement with NCM is not exclusive.

In addition to NCM, we also present alternative content provided by Emerging Pictures and Cinedigm, which provides us with, among other alternative content, Kid Toons. Our agreements with Emerging Pictures and Cinedigm provide for revenue sharing, pursuant to which we retain 50% to 60% of “net box office” receipts, and the remainder is film rent

Most alternative content programs are priced at a premium over movie ticket prices.

Digital Cinema Implementation

We have converted all of the screens in our theatres to digital projection platforms. This conversion has been supervised by our chief technology officer. The digital cinema projectors that we have installed have been purchased from Barco. As of June 30, 2012, our outstanding obligation to Barco for the purchase of this digital cinema projector equipment was $3.3 million which relates to the installation of digital projection platforms at Cinema Centers. We expect to repay this amount using proceeds from debt financings. We have executed an equipment warranty and support agreement with Barco, under which Barco provides warranty coverage and technical support for our digital projector equipment that we have purchased from Barco.

With respect to any future acquisitions that we may consummate, we expect to finance our purchases of digital projection equipment through capital lease financing or secured loans provided by banks or vendors. For digital projection equipment we install prior to December 31, 2012, we expect to repay our obligations under these financing arrangements using “virtual print fees” that we recover from motion picture distributors, and we may also secure such financing arrangements with virtual print fees.

All motion picture distributors encourage conversion of theatres to digital projection platforms, in part because of the improved quality of the presentation, but also because of the cost savings to the distributor as a result of not having to print and deliver actual physical film prints to motion picture exhibitors. To help exhibitors finance the cost of conversion to digital projection, all distributors must pay fees to exhibitors based on films presented on approved digital projection platforms, which are referred to as “virtual print fees.”

Under the virtual print fee program, motion picture exhibitors receive a fee from motion picture distributors for each movie shown on approved digital projection equipment. These fees are paid on a quarterly basis until the earlier of ten years from date the approved digital projection equipment in a particular theatre is installed or the date the exhibitor has recovered its out-of-pockets costs, including any financing costs, for the digital conversion. The virtual print fee is tracked and paid with respect to each approved digital projection system. As part of our acquisition process of theatres, we will seek to receive the benefit of any virtual print fees paid by motion picture distributors to theatres that we may acquire.

The virtual print fee program is expected to expire for new installations of digital projection systems made after December 31, 2012. The expiration of the virtual print fee program will not, however, expire with respect to prior installations of approved digital projection equipment, and we will continue receiving virtual print fees with respect to our approved digital projection systems and any approved digital projection systems that we may acquire until the earlier of ten years or our recoupment of out-of-pocket costs for the digital conversion.

We have entered into a master digital cinema and administrative agreement with a subsidiary of Cinedigm, pursuant to which Cinedigm’s subsidiary acts as our agent to collect virtual print fees and enter into contracts on our behalf with distributors to provide for the virtual print fee payments. Under this agreement, we pay Cinedigm (1) an activation fee of $2,000 per screen, (2) a fee of $60 per screen per month for each screen with which we exhibit in-theatre advertising utilizing the same digital platforms as we use for films and (3) 10% of the virtual print fees that Cinedigm’s subsidiary collects on our behalf from the distributors, as administration fees We estimate collections from virtual print fees will range from $8,000 to $10,000 per screen per year through the earlier of ten years or our recovery of our out-of-pocket costs for the digital conversions. We record the virtual print fees we collect as an offset to our film rent expense.

In addition to relying on virtual print fees and depending on our working capital requirements, we may acquire digital projection equipment using our working capital. We also seek financing for digital conversions to the extent such financing is available to us on acceptable terms. We will determine the most efficient method of payment for the equipment on a theatre-by-theatre basis.

Acquisitions

In addition to converting our theatres into state-of-the-art entertainment destinations, our strategy is founded on selective theatre acquisitions that meet our strategic and financial criteria. We have acquired eight theatres to date and have contracted to acquire one additional theatre located in Lisbon, Connecticut.

On December 31, 2010, we acquired under an asset purchase agreement, all of the assets constituting the Rialto and the Cranford theatres for an aggregate purchase price of $1.8 million, which consisted of $1.2 million in cash, the issuance of 250,000 shares of our Series A preferred stock valued $0.5 million and an earn out valued at $0.1 million. The fair value of the earn-out was recorded as additional purchase price and as a liability with an estimated fair value of $0.1 million to be paid over 2 years. During the year ended June 30, 2012, we reduced the earn-out liability by $0.4 million based on the actual revenues of the theatres and paid the seller $0.2 million under the earnout. As part of this acquisition, we entered into leases for each of the Rialto and Cranford theatres for an initial ten year term, each with four five-year renewal options. These leases provide for the payment of base rent plus additional rent based on a percentage of our gross revenues at these theatres.

On February 17, 2011, we acquired under an asset purchase agreement all of the assets constituting the Bloomfield 8 theatre for $0.1 million. As part of this acquisition, we assumed and amended the lease for the theatre, which has an initial term expiring on June 30, 2021 and one five year renewal option. The amended lease provides for the payment of additional rent based on a percentage of our gross revenue at the theatre.

 On April 20, 2012, we acquired under an asset purchase agreement certain of the assets constituting the Cinema Centers. For additional information regarding the Cinema Centers theatres, see “Business — Theatre Operations.” We did not assume any liabilities of Cinema Centers, all of which were retained by the seller. The aggregate purchase price for the Cinema Centers acquisition consists of $11.0 million in cash paid at closing, a short-term note of $1.0 million due September 17, 2012 (the “Cinema Centers Note”), and the issuance of 335,000 shares of our Class A common stock valued at $ 1.8 million. We used  most of the net proceeds from our initial public offering to fund the cash portion of the purchase price.  On September 17, 2012, the Company paid the Cinema Centers Note, plus accrued interest totaling $25,000 less $168, 000 in offsets related to repairs and replacements of equipment and leasehold improvements that the Company made subsequent to the closing of the acquisition of Cinema Centers.  The Company believes it is legally entitled to offset such amount under the asset purchase agreement.

In addition, we assumed, the leases associated with the five Cinema Centers theatres. These leases have expiration dates, taking into account renewal options, of between approximately ten and thirty years. Three of these leases provide for the payment of additional rent based on a percentage of our gross revenue at the theatre in excess of specified thresholds.

The seller of Cinema Centers executed a lock-up agreement with respect to the 335,000 shares of our Class A common stock that was delivered at the closing of the Cinema Centers acquisition (the “Cinema Centers Lock-Up Agreement”) . Under the Cinema Centers Lock-Up Agreement, the seller agreed not to, directly or indirectly, offer, sell, agree to sell, grant any option or contract for the sale of, such shares for a period of 180 days after the date such shares are issued without the prior written consent of Maxim Group LLC, one of the underwriters of our initial public offering. In addition, the seller of Cinema Centers agreed that, following the 180-day lock-up period, it will not sell more than 33,500 shares during any one 30-day period.

On July 9, 2012, we executed an Asset Purchase Agreement later amended on September 12, 2012, to acquire certain of the assets constituting Lisbon Cinema. For additional information regarding the Lisbon Cinema theatre, see “Business — Theatre Operations.” We will assume the operating lease for the land that the Lisbon Cinema theatre is on. We will not assume any liabilities of Lisbon Cinema, all of which are being retained by the seller. The aggregate purchase price for the Lisbon Cinema acquisition is $6.0 million, plus an earn out. Under the earn out, the purchase price will be increased by an amount equal to 5.5 times every $1.00 of Theatre Level Cash Flow in excess of $1,090,000 during the twelve month period ending on the first anniversary of the closing date (the “Lisbon Cinema Earn Out”). Theatre Level Cash Flow means earnings before interest, taxes, depreciation and amortization minus costs related to the replacement of capital equipment and personal property related to the theatre in the ordinary course of business. The Lisbon Cinema Earn Out may, at our option, be paid in our Class A common stock valued at 10% less than the thirty day average volume weighted average price of our Class A common stock determined 10 business days after the amount of the Lisbon Cinema Earn Out is determined.  Our obligation to purchase Lisbon Cinema is subject to our securing adequate financing by September 30, 2012, which we cannot assure you will occur.

Our acquisition policy is to acquire theatres that provide significant opportunities for improved financial performance through our business model. We will typically attempt to acquire cash flow positive theatres in strategic markets, convert them to a digital format and proactively program and market alternative content in addition to running 2D and 3D movies. By marketing our theatres as entertainment destinations, we expect to realize increased cash flow from 3D films and alternative content, increased attendance, increased concessions and sponsorship and advertising revenues.

Depending on securing the financing that will be required, we have a pipeline of additional theatres that we may seek to acquire, and we have been in discussions with potential sellers. However, other than Lisbon Cinema, we do not have any executed agreements to acquire any other theatres.

Film Exhibition

Evaluation of Film. We license films on a film-by-film and theatre-by-theatre basis. Negotiations with the film distributors are handled for us by Clearview’s film department. We have an oral agreement with Clearview to perform this work, and we pay Clearview a fee of approximately $1,000 per month per location. The economic terms of our licenses of films from film distributors are identical to those made available to theatres in the Clearview theatre chain. The license fees vary from picture to picture and are at varying percentages of net box office revenue depending on the nature and success of the film and the duration of the film’s exhibition at our theatres.

We select the films that we present at our theatres, and prior to selecting a film, we evaluate the prospects for upcoming films. Criteria we consider for each film may include cast, producer, director, genre, budget, comparative film performances and various other market factors. Successful licensing depends greatly upon the motion picture exhibitor’s knowledge of trends and historical film preferences of the residents in markets served by each theatre, as well as the availability of commercially successful motion pictures. We select the films we exhibit based on a demographic survey we conduct at each of our theatres, which includes such items as ethnicity, age of the potential audience and economic strata of the proximate geographic area.

For alternative content, we handle the booking with in-house personnel, and our director of special events selects, negotiates the license terms of and books our alternative content programs.

Access to Film Product. Films are licensed from film distributors owned by major production companies and from independent film distributors that distribute films for smaller production companies. Often, film distributors establish geographic licensing zones and allocate each available film to one theatre within that zone. Our theatres and the Cinema Centers theatres are in “free zones” which do not contain such restrictions. We expect that most of the theatres that we acquire in the future will also be in free zones.

Film Rental Fees. Film licenses typically specify rental fees or formulas by which rental fees may be calculated. The primary formulas used are the “sliding scale” formula, a “firm term” formula and a “review or settlement formula.” Under a sliding scale formula, the distributor receives a percentage of the box office receipts using a pre-determined and mutually agreed upon film rental template. This formula establishes film rental predicated on box office performance and is the predominant formula used by us to calculate film rental fees. Under the firm term formula, a specified percentage of the box office receipts are to be remitted to the distributor. Lastly, under the review or settlement method, distributor receives a negotiated percentage of the box office receipts to be paid upon completion of the theatrical engagement.

Duration of Film Licenses. The duration of our film licenses is negotiated for us by Clearview’s film department on a film-by-film basis. In the case of alternative content, licenses are negotiated for us by our in-house alternative content booking personnel. The terms of our license agreements depend on the performance of each film or alternative content program. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.

Relationship with Distributors. Many distributors provide quality first-run movies to the motion picture exhibition industry. For fiscal 2012 and 2011, six major film distributors accounted for approximately 79% and 73% of our admissions revenues, respectively. Of the six major film distributors, five of them accounted for more than 10% of admissions revenues for fiscal 2012, and each of them accounted for more than 10% of admissions revenues for fiscal 2011. No single film distributor accounted for more than 25% of admissions revenues for fiscal year 2012 or 2011. We license films from each of the major distributors through our relationship with Clearview’s film department, and we believe that our relationships with Clearview and the distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

Concessions

We also recognize revenue from concession sales in our theatres. We generated approximately 25% and 24% of our total revenues from concessions sales for fiscal years 2012 and 2011, respectively. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by improving product mix and through expansion of our concession offerings, introducing special promotions from time-to-time and offering employee training and incentive programs to up-sell and cross-sell products.

We do not have concession supply contracts but have excellent relationships with many concession vendors and have developed an efficient concession purchasing and distribution supply chain. Our management negotiates directly with vendors for many of our concession items to obtain competitive prices and to ensure adequate supplies. We acquired most of our concessions to date from Continental Concession Supply, Inc. (“Continental Concession”), which distributes products of many concession vendors, and which has provided us with favorable pricing.

In Theatre Advertising

We also recognize revenue from in-theatre advertising that we exhibit at our theatres. This advertising is sold and coordinated by NCM. Under our advertising agreement with NCM, which we executed in March 2011, we receive 50% of net revenue (gross revenue collected less refunds and similar disbursements) realized from the sale of all forms of advertising at our theatres provided to us by NCM, subject to a minimum guaranteed payment to us of $0.17 per customer per year. The advertising revenue is collected for us by NCM pursuant to our contract with NCM. We began recording revenue under this agreement in August 2011.

Management Information Systems

We make extensive use of information technology for the management of our business, our theatres, and other revenue generating operations. We have deployed software and hardware solutions that provide for enhanced capabilities and efficiencies within our theatre operations. Our revenue streams generated by attendance and concession sales are fully supported by information technology systems to monitor cash flow and to detect fraud and shrinkage in our concessions inventory.

Our information technology solutions enable us to sell gift cards and to redeem those gift cards at our theatre box offices and concession stands. We also sell tickets remotely by using our Internet ticketing partner, movietickets.com, and our website. We can sell tickets for current and future shows from our box office, concession stands and the Internet to reduce lines during peak periods.

We have entered into an Exhibitor Management Services Agreement with Cinedigm, pursuant to which we have licensed the use of Cinedigm’s state-of-the-art EMS back office management system and related support services on a non-exclusive basis. We believe this system will facilitate our addition of theatres to our business. The EMS system interfaces with our accounting software, and it provides integrated “back office” functionality related to information from our ticketing systems, our box office receipts, accounting, ticketing systems, revenue tracking, and payments and settlements with our distributors. The scheduling feature of the EMS system supports the coordination needed to properly allocate our screens between film showings, while also ensuring that movie audiences view the intended advertising. The sales and attendance information collected by the EMS system is used directly for film booking and settlement, and it is the primary source of data for our financial systems. We also rely on “point-of-sale” software that we license from Ready Theatre Systems (“RTS”) to operate our back office management systems.

We expect to continue to update our technology to improve services to our patrons and provide information to our management, allowing them to operate our theatres efficiently.

Marketing and Advertising

To market our theatres, we have developed a marketing strategy founded on the release of information through press releases, our website, social media (including Facebook, Twitter, YouTube) and limited print advertising to inform our patrons of film selections and show times. We currently use each of these forms of advertising at our existing theatres and currently approximately [3%- 5%] of our ticket sales are through MovieTickets.com and our website. We may also employ special interactive marketing programs for specific films and concession items. Our movie patrons are also able to find our film selections and show times through various third party websites and search engines. In addition to our marketing and advertising efforts, we rely on film distributors to organize and finance multimedia advertising campaigns for major film releases. Alternative content that we present may be sponsored by local or national concerns which advertise the events or programs in order to advertise their products or services.

We intend to implement a frequent moviegoer loyalty program in each of our markets, and its members will be eligible for specified awards, such as discounted or free concession items, based on purchases made at our theatres. In addition, we seek to develop patron loyalty through a number of other marketing programs such as a summer children’s film series, cross-promotional ticket redemptions and promotions within local communities. We have provided incentives for our customers to sign on for our weekly newsletters to enable us to notify them of the new alternative content programs.

Insurance

We maintain property insurance with respect to our operations that covers our theatres. We also maintain business interruption insurance. We do not maintain key person insurance. We believe that our insurance coverage is customary for similar operations in our industry. However, we cannot assure you that our existing insurance policies are sufficient to protect us from all losses and liabilities that we may incur.

Employees

As of September 21, 2012, we employed approximately 183 employees, of whom 21 were full-time employees and three were executive management. 11 of the full time employees are theatre management personnel, and the remainder were hourly theatre personnel. We have  ten employees in our corporate office, with the remainder being theatre personnel. None of our employees are covered by collective bargaining agreements. We believe we have good relations with our employees.

Seasonality

Our revenues are usually seasonal, coinciding with the timing of releases of motion pictures by the major distributors. Generally, motion picture studios release the most marketable motion pictures during the summer and holiday seasons. The unexpected emergence of a hit film during other periods can alter the traditional trend. The timing of movie releases can have a significant effect on our results of operations, and the results of one fiscal quarter are not necessarily indicative of results for the next fiscal quarter or any other fiscal quarter. The seasonality of motion picture exhibition, however, has become less pronounced as motion picture studios are releasing motion pictures somewhat more evenly throughout the year.

Competition

The motion picture exhibition industry is highly competitive. Motion picture exhibitors generally compete on the basis of the following competitive factors:

●	ability to secure films with favorable licensing terms to meet audience demand;
●	availability of comfortable seating, location, reputation and seating capacity;
●	quality of projection and sound systems; and
●	ability and willingness to promote the films and other content that are being shown.

We have several competitors in our markets, which vary substantially in size from small independent exhibitors to large national chains, such as Regal Entertainment Group, AMC Entertainment Inc., Clearview and Cinemark USA, Inc. Some of these competitors are substantially larger and have substantially more resources than we do, which may give them a competitive advantage over us. Our theatres are, and those we plan to acquire will be, subject to varying degrees of competition in the regions in which they operate. Our competitors, including newly established motion picture exhibitors and existing theatre chains, may build new theatres or screens in areas in which we operate or will operate in the future, which may result in increased competition and excess capacity in those areas. If this occurs, it may have an adverse effect on our business and results of operations. Based on the expertise of our senior management, however, we believe that we will be able to generate economies of scale and operating efficiencies that will allow us to compete effectively with our competitors.

In addition to competition for our existing theatre operations, we may face competition from other motion picture exhibitors and other buyers when trying to acquire additional theatres. Many of our competitors are well established and have extensive experience in identifying and effecting acquisitions. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target theatres.

We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite, pay-per-view services and downloads and streaming video via the Internet. Other technologies such as video on demand could also have an adverse effect on our business and results of operations. However, in general, when motion picture distributors license their products to the motion picture exhibition industry, they refrain from licensing those motion pictures to other distribution channels for a period of time, commonly called the theatrical release window.  In addition, we compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants.

Regulation

The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees effectively require major film distributors to offer and license films to exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, exhibitors cannot assure themselves of a supply of films by entering into long-term arrangements with major distributors, but must negotiate for licenses on a film-by-film basis.

Our theatres must comply with Title III of the ADA to the extent that such properties are “public accommodations” or “commercial facilities” as defined by the ADA. Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such non-compliance. We believe that we are in compliance with all current applicable regulations relating to accommodations for the disabled. We intend to comply with all future regulations which apply to us in this regard. Our business strategy includes acquiring additional theatres, and in pursuing this strategy, we may incur capital expenditures to remedy any non-compliance in theatres that we acquire; however, we cannot predict whether such compliance will require us to expend substantial funds.

Our theatre operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements. We believe that we are in compliance with all relevant laws and regulations.

ITEM 1A. RISK FACTORS.

An investment in our Class A common stock involves significant risks. You should consider carefully all of the information in this Annual Report on Form 10-K, including the risks and uncertainties described below and the financial statements and related notes included in this report, before making an investment in our Class A common stock. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations, prospects or liquidity. In any such case, the market price of our Class A common stock could decline, and you may lose all or part of your investment. References to sections which provide additional information not contained herein, usually noted by the word “See” followed by a heading or paragraph reference, refer to sections of this report.

Risks Related to Our Business

We will need substantial additional funding to accomplish our business strategy and may be unable to raise capital on terms favorable to us or at all, which could increase our financing costs, dilute your ownership interests, affect our business operations or force us to delay, reduce or abandon our business strategy.

Our business strategy is to create an all-digital national footprint by selectively pursuing multi-screen theatre acquisition opportunities that meet our strategic and financial criteria, with upgrades to digital platforms as necessary. To successfully implement this strategy, we will need to raise substantial additional funds. Our ability to fund potential theatre acquisitions, including the potential acquisition of Lisbon Cinema, and capital expenditures for theatre digitalization, expansion or renovation will require a significant amount of cash, the availability of which depends on many factors beyond our control, including:

●	general economic and capital market conditions;
●	the availability of credit from banks or other lenders;
●	investor confidence in us; and
●	the continued performance of our theatres.

We cannot predict when, if ever, our operations will generate sufficient cash flows to fund our capital investment requirements. Until they do, we will be required to finance our cash needs through public or private equity offerings, bank loans or other debt financing, or otherwise. There can be no assurance that financing for future theatre acquisitions and capital expenditures for theatre digitalization, expansion or renovation will be available on terms favorable to us or at all, which could force us to delay, reduce or abandon our growth strategy, increase our financing costs, or both.

We may incur debt, if such financing is available to us, in order to expand our business. Additional funding from debt financings may make it more difficult for us to operate our business because we would need to make principal and interest payments on the indebtedness and may be obligated to abide by restrictive covenants contained in the debt financing agreements, which may, among other things, limit our ability to make business and operational decisions and pay dividends. Furthermore, raising capital through public or private sales of equity to finance acquisitions or expansion could cause earnings or ownership dilution to your shareholding interests in our company.

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth will be realized or that future capital will be available for us to fund our capital expenditure needs.

We may not benefit from our business strategy of acquiring and operating multi-screen theatres.

Our business strategy is to acquire and operate multi-screen theatres. In any acquisition, we expect to benefit from cost savings through, for example, the reduction of overhead and theatre level costs, and from revenue enhancements resulting from the acquisition. There can be no assurance, however, that we will be able to realize any anticipated benefits or that our profitability will be improved by any one or more acquisitions. Any acquisition may involve operating risks, such as:

●	the difficulty of assimilating the acquired operations and personnel and integrating them into our current business;
●	the potential disruption of our ongoing business;
●	the diversion of management’s attention and other resources;
●	the possible inability of management to maintain uniform standards, controls, procedures and policies;
●	the risks of entering markets in which we have little or no experience;
●	the potential impairment of relationships with employees;
●	the possibility that any liabilities we may incur or assume may prove to be more burdensome than anticipated; and
●	the possibility that any acquired theatres or theatre circuit operators do not perform as expected.

We have incurred net losses since inception, and we cannot assure you that we will be profitable in the future.

We incurred a net loss of $0.8 million from the inception date (July 29, 2010) to June 30, 2011. We incurred a net loss of $ 2.0 million for the fiscal year ended June 30, 2012 and had an accumulated deficit of $2.8 million as of June 30, 2012. We cannot assure you that we will become profitable for fiscal year ending June 30, 2013 or in any other future period. Further, we cannot be certain that we will be able to execute our business strategy of acquiring and operating multi-screen theatres on a profitable basis. As a result, we cannot assure you that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively acquire theatres and manage the risks and difficulties facing our business as we encounter them, our business, financial condition and results of operations may suffer.

We have a limited operating history which provides limited reference for you to evaluate our ability to achieve our business objectives.

Since we have a limited operating history, we are subject to the risks and uncertainties associated with early stage companies and have historically operated at a loss. Accordingly, you will have a limited basis on which to evaluate our ability to achieve our business objectives. We were formed in July 2010 without any operating business. As of the date hereof, we have acquired a total of eight theatres and have entered into an acquisition agreement to acquire one more. We plan to continue carrying out our acquisition strategy of acquiring theatres. Our financial condition, results of operations and our future success will, to a significant extent, depend on our ability to continue to acquire theatres throughout the United States and to achieve economies of scale. We cannot assure you that more acquisitions can be consummated on terms favorable to us or at all, or that if we achieve those acquisitions we will be able to operate our expanded business profitably. If we fail to achieve our business objectives, then we may not be able to realize our expected revenue growth, maintain our existing revenue levels or operate at a profit. Even if we do realize our business objectives, our business may not be profitable in the future.

We expect to incur long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that may restrict our ability to enter into certain transactions.

In order to effect our business plan, we expect to incur long-term debt service obligations and long-term lease obligations, which may potentially may occur in the near term or long term. We expect to assume outstanding or execute new operating leases for theatres in connection with any acquisition that we may consummate. In addition, we may finance future theatre acquisitions through debt financing, provided that such financing is available to us on acceptable terms.   Specifically, the Company has in the past and continues to engage in discussion regarding such potential debt financing.  Any lease or debt obligations we incur will pose risk to you by:

●	making it more difficult for us to satisfy our obligations;
●
requiring us to dedicate a substantial portion of our cash flows to payments on our lease and debt obligations, thereby reducing the availability of our cash flows from operations to fund working capital, capital expenditures, acquisitions and other corporate requirements and to pay dividends;

●	impeding our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;
●	subjecting us to the risk of increased sensitivity to interest rate increases on any variable rate debt we incur; and
●	making us more vulnerable to a downturn in our business and competitive pressures and limiting our flexibility to plan for, or react to, changes in our industry or the economy.

Our ability to make scheduled payments of principal and interest with respect to any indebtedness we incur will depend on our ability to generate positive cash flows and on our future financial results. Our ability to generate positive cash flows is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. We cannot assure you that we will generate cash flows at levels sufficient to enable us to pay any indebtedness we incur. If our cash flows and capital resources are insufficient to fund future lease and debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet any scheduled debt service obligations and these actions may be restricted under the terms of any future debt agreements.

If we fail to make any required payment under the agreements governing our leases and indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default, and as a result, our debt holders would likely have the ability to require that we immediately repay our outstanding indebtedness and the lenders under any secured credit facility that we execute could terminate their commitments to lend us money and foreclose against the assets securing our borrowings. We could be forced into bankruptcy or liquidation, which could result in the loss of your investment. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default and cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay any future indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt holders require immediate payment, we may not have sufficient assets to satisfy our obligations under our indebtedness.

We may face intense competition in our business strategy of acquiring theatres.

We may have difficulty identifying suitable acquisition candidates. Even if we do identify appropriate candidates, we anticipate significant competition from other motion picture exhibitors and other buyers when trying to acquire these candidates, and we cannot assure you that we will be able to acquire identified candidates at reasonable prices or on favorable terms. Many of our competitors are well established and have significant experience in identifying and effecting acquisitions. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target theatres. Because of this competition, we cannot assure you that we will be able to successfully compete for attractive theatre acquisitions. In addition, while we believe that there are numerous potential target theatres that we can acquire, our ability to compete in acquiring certain sizable target theatres will be limited by our available financial resources. As a result of competition, we may not succeed in acquiring suitable candidates or may have to pay more than we would prefer to make an acquisition. If we cannot identify or successfully acquire suitable acquisition candidates, we may not be able to successfully expand our operations and the market price of our securities could be adversely affected particularly since acquisitions are an important part of our strategy.

Resources could be wasted in researching acquisitions that are not consummated.

It is anticipated that the investigation of each specific target theatre and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating an acquisition. If a decision is made not to complete a specific acquisition, the costs incurred up to that point in connection with the abandoned transaction, potentially including down payments or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could adversely affect subsequent attempts to locate and acquire other theatres.

We are subject to uncertainties related to digital cinema, including insufficient financing to obtain digital projectors and insufficient supply of digital projectors.

Some of our competitors began a roll-out of digital projection equipment for exhibiting feature films during 2006 and most exhibitors plan to continue domestic roll-out of digital cinema until it is completed. However, significant obstacles may exist that impact such a roll-out plan and our ability to convert the theatres we acquire to digital projection platforms including the availability of financing, the cost of digital projectors and the supply of projectors by manufacturers. We cannot assure you that we will be able to obtain sufficient additional financing to be able to purchase and/or lease the number of digital projectors we will require or that the manufacturers will be able to supply the volume of projectors needed for the worldwide roll-out that is now ongoing in our industry. As a result, our ability to deploy digital equipment in the theatres we acquire could be delayed. Accordingly, the availability of financing, the cost of digital projection systems and manufacturer limitations may delay our deployment of digital platforms.

We may not be able to obtain sufficient or compelling alternative content.

Our ability to present alternative content depends on the availability, diversity and appeal of alternative content and customer taste. This varies from geographic region to region. Poor performance of, or any disruption in the production or supply of alternative content could hurt our business and results of operations. In addition, the type of alternative content offered to us may not be accepted by the demographic base of movie-goers in our theatres.

The “virtual print fee” program is expected to expire on December 31, 2012, after which we will no longer be able to use such fees to finance our purchases of digital projection equipment.

With respect to any future acquisitions that we may consummate, we expect to finance our purchases of digital projection equipment through capital lease financing or secured loans provided by banks or vendors. We expect to repay our obligations under these financing arrangements using “virtual print fees” that we recover from motion picture distributors, and we may also secure such financing arrangements with the virtual print fees.

Virtual print fees are provided to motion picture exhibitors from movie distributors, to encourage and assist exhibitors in the conversion to digital projection platforms, by effectively lowering the film rent expense that exhibitors pay to the movie distributors. The virtual print fee program provides that all distributors pay virtual print fees on a quarterly basis to motion picture exhibitors based on films scheduled by the exhibitors on approved digital projection platforms until the earlier of ten years from date the digital systems in a particular theatre are installed or the date the exhibitor has recovered its out-of-pockets costs, including any financing charges, for the digital conversion. The virtual print fee program is expected to expire for new installations of digital projection systems made after December 31, 2012. We will continue receiving virtual print fees for approved digital projection systems installed prior to December 31, 2012.

Following expiration of the virtual print fee program, we will need to finance installations of digital projection platforms from other sources. The pending expiration of the virtual print fee program may provide theatre owners who are otherwise inclined to sell their theatres an incentive to sell their theatres at a higher price. We may seek to reduce our proposed purchase price or offer a lower purchase price with respect to any theatre that we seek to acquire which has not been previously converted to a digital projection system prior to the discontinuance of the virtual print fee program. We cannot assure you, however, that we will be able to secure the financing that we may require or that we will be able to obtain the proposed purchase price reductions.

Disruption of our relationships with various vendors could substantially harm our business.

We rely on our relationships with several vendors in the operations of our business. These relationships include:

●	the film department of Clearview, which handles our negotiations with film distributors;
●
Cinedigm, from which we license the Exhibit Management System (“EMS”) back office management system and which, through a subsidiary, acts as our agent to collect “virtual print fees” from motion picture distributors (for a discussion of “virtual print fees,” see “Business-Digital Cinema Implementation”);

●	NCM provides us with in-theatre advertising and alternative context;
●	Barco, which provides us with digital equipment;
●	Continental Concession, which provides us with most of our concessions; and
●	RealD™, which provides us with our 3D cinema systems.

Although our senior management has long-standing relationships with each of these vendors, we could experience deterioration or loss of any of our vendor relationships, which would significantly disrupt our operations until an alternative source is secured.

Deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and could adversely affect our business and results of operations.

Our business depends to a significant degree on maintaining good relationships with the major film distributors that license films to our theatres. Clearview’s film department handles negotiations with motion picture distributors on our behalf. Deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and adversely affect our business and results of operations. Since the distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases, we cannot ensure a supply of motion pictures by entering into long-term arrangements with major distributors. Rather, we must compete for licenses on a film-by-film and theatre-by-theatre basis and are required to negotiate licenses for each film and for each theatre individually.

We rely on software we license from Cinedigm to operate our accounting systems and a failure of this system could harm our business.

We depend on Cinedigm’s EMS back office management software system to operate the accounting functions of our business. A substantial system failure could temporarily restrict and limit our internal accounting functions. In addition, we rely on EMS to track theatre invoices and to generate operating reports to analyze film performance and theatre profitability. The EMS system is also an intricate part of our financial reporting process and provides us with information that, together with our other financial software program, allows us to prepare our periodic financial reports. Disruption in, changes to, or a system failure of the EMS system could result in the loss of important data, and increase our expenses.

We rely on “point-of-sale” software that we license from RTS to operate our back office management systems and a failure of this system could harm our business.

We depend on RTS’s point-of-sale software to operate our point-of-sale transactions including issuing tickets to patrons at our theatres and selling concessions. A substantial system failure could restrict and limit our ability to issue tickets timely to our patrons, sell concessions and could reduce the attractiveness of our services and cause our patrons to visit other theatres. In addition, we rely on RTS to transmit data to our EMS software to coordinate payroll, track theatre invoices, generate operating reports to analyze film performance and theatre profitability, and generate information to quickly detect theft. Disruption in, changes to, or a system failure of the RTS system could result in the loss of important data, and increase our expenses.

We depend on our senior management.

Our success depends upon the retention of our senior management, including A. Dale Mayo, our chairman and chief executive officer, Jeff Butkovsky, our chief technology officer, and Brian D. Pflug, our chief financial officer. In particular, we rely on the relationships in the motion picture exhibition industry that Mr. Mayo has fostered in his 24 year career in the industry. We cannot assure you that we would be able to find qualified replacements for the individuals who make up our senior management if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. The loss of any member of senior management could adversely affect our ability to effectively pursue our business strategy.

Compensation may be paid to our senior management regardless of our profitability which may affect our operating results.

We have entered into employment agreements with each member of our senior management team. Mr. Mayo, our chairman and chief executive officer, is entitled to periodic salary increases as well as bonuses based on our consolidated gross revenues and regardless of whether we operate at a profit or loss. Each of our other executive officers is entitled to bonuses, as determined by our board of directors. Increases in compensation paid to our senior management will increase our expenses, affect our results of operations and may make it more difficult for us to achieve profitable operations.

If we do not comply with the Americans with Disabilities Act of 1990, we could be subject to litigation.

Movie theatres must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) and analogous state and local laws. Compliance with the ADA requires among other things that public facilities “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. If we fail to comply with the ADA, remedies could include imposition of injunctive relief, fines, awards for damages to private litigants and additional capital expenditures to remedy non-compliance. Imposition of significant fines, damage awards or capital expenditures to cure non-compliance could adversely affect our business and operating results.

Risk Related to Our Industry

We depend on motion picture production and performance.

As a motion picture exhibitor, our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our theatres. We license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), or a reduction in the marketing efforts of the major motion picture studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by motion picture studios may not be accepted by the demographic base of moviegoers.

The motion picture exhibition industry has experienced a declining trend in attendance during recent years.

The U.S. motion picture exhibition industry has been subject to periodic short-term increases and decreases in attendance and, box office revenues. In recent years, the U.S. motion exhibition industry has experienced a declining trend in attendance, and according to boxoffice.com, attendance during 2011 was 1.28 billion. According to the MPAA, attendance during 2010 was 1.34 billion. For additional information regarding attendance levels and industry trends, see “Business — Industry Overview and Trends”. We expect the cyclical nature of the U.S. motion picture exhibition industry to continue for the foreseeable future, and if the declining trend in attendance continues, our results of operations could be adversely affected. To offset any decrease in attendance, we plan to offer products unique to the motion picture exhibition industry, such as 3D films and specially selected alternative content. We cannot assure you, however, that our offering of such content will offset any decrease in attendance that the industry may experience.

Our business is subject to significant competitive pressures.

We face varying degrees of competition from other motion picture exhibitors with respect to licensing films and attracting patrons. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theatres near one of our existing or future theatres. Many of our competitors have substantially more resources than we do and may therefore have a competitive advantage over us.

An increase in the use of alternative film delivery methods, which may be enhanced if traditional release windows are shortened, may drive down movie theatre attendance and reduce ticket prices.

We compete with other movie delivery vehicles, including cable television, downloads and streaming video via the Internet, in-home video and DVD, satellite and pay-per-view services. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other delivery vehicles during the theatrical release window. The theatrical release window has shortened over the last decade. In addition, proposals have been made from time to time, particularly in the last several years, which would further shorten the window substantially and allow for premium video on demand and other alternatives that would be available during theatrical releases. These initiatives have not been instituted due, in part, to the adverse reaction of motion picture exhibitors. We cannot assure you that these initiatives will not be instituted in the future. We believe that a material contraction of the current theatrical release window could significantly dilute the consumer appeal of in-theatre motion picture offerings, which could have a material adverse effect on our business and results of operations.

Our revenues vary significantly depending upon the timing of the motion picture releases by distributors.

Our business is seasonal, with a disproportionate amount of our revenues generated during the summer months and year-end holiday season. While motion picture distributors have begun to release major motion pictures more evenly throughout the year, the most marketable motion pictures are usually released during the summer months and the year-end holiday season, and we expect to generate more revenue and cash flows during those periods than in other periods during the year. As a result, the timing of motion picture releases affects our results of operations, which may vary significantly from quarter to quarter and year to year. If we do not adequately manage our theatre costs of operations, it could significantly affect our cash flow and potential for future growth. Due to the dependency on the success of films released from one period to the next, results of operations for one period may not be indicative of the results for the following period or the same period in the following year.

There can be no assurance of a supply of motion pictures.

The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees resulting from those cases effectively require major motion picture distributors to offer and license films to motion picture exhibitors, including us, on a film-by-film and theatre-by-theatre basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theatre-by-theatre basis.

Risks Related to Our Class A Common Stock

We cannot assure our stockholders that our stock price will not decline or not be subject to significant volatility.

A public market for our Class A common stock on the NASDAQ Capital Market was initiated on the consummation of our initial public offering.  However, an active public market for our Class A common stock may not develop or be sustained over time. The market price of our Class A common stock could be subject to significant fluctuations. The price of our stock may change in response to variations in our operating results and also may change in response to other factors, including factors specific to companies in our industry many of which are beyond our control. Our shares may be less liquid than the shares of other newly public companies and there may be imbalances between supply and demand for our shares. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. In particular, we cannot assure our stockholders that they will be able to resell their shares of our Class A common stock at or above their purchase price.

The interests of Mr. Mayo, our controlling stockholder, may conflict with the interests of our stockholders, and the concentration of voting power with Mr. Mayo will limit our other stockholders ability to influence corporate matters.

Our Class A common stock has one vote per share on all matters to be voted on by stockholders, while our Class B common stock has ten votes per share. Mr. Mayo owns all of our outstanding Class B common stock. As a result, as of September 21, 2012, Mr. Mayo controlled approximately 66.6% of the voting power of all of our outstanding capital stock with voting rights. Mr. Mayo will have significant influence for the foreseeable future over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on our common stock. Mr. Mayo will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to him but not to other stockholders. Because of this dual class structure, Mr. Mayo will continue to be able to control all matters submitted to our stockholders for approval (other than changes to our authorized capital stock) even if he owns less than 50% of the outstanding shares of our capital stock. This concentrated control will limit our stockholders ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected. Our certificate of incorporation provides that on transfer for any reason, the Class B common stock will automatically convert to Class A common stock on a one-for-one basis.

Our stockholders do not have the same protections generally available to stockholders of other NASDAQ-listed companies because we are currently a “controlled company” within the meaning of the NASDAQ Marketplace Rules.

As of September 21, 2012, Mr. Mayo controlled approximately 66.6 % of the voting power of all of our outstanding capital stock with voting rights. Because of Mr. Mayo’s ownership interest and control of our voting power, we are considered a “controlled company” within the meaning of NASDAQ Marketplace Rules. As a controlled company, within the meaning of NASDAQ Marketplace Rules, we are not subject to the corporate governance requirements of the Rule 5600 series of the NASDAQ Marketplace Rules (other than the audit committee requirements) that would otherwise require us to have:

●	a majority of independent directors on our board of directors;
●
compensation of our executive officers determined, or recommended to the board of directors for determination, either by a majority of the independent directors or a compensation committee comprised solely of independent directors; or

●	director nominees selected, or recommended for the board of directors’ selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

Accordingly, our stockholders will not be afforded the same protections generally as stockholders of other NASDAQ-listed companies for so long as Mr. Mayo controls more than 50% of our voting power and we rely upon such exemptions. The interests of Mr. Mayo, our controlling stockholder, may conflict with the interests of our other stockholders, and the concentration of voting power with Mr. Mayo will limit our stockholders ability to influence corporate matters,” for more information on the risks we face in connection with Mr. Mayo’s ownership interest and control of our voting power.

Potential future sales of our Class A common stock could cause the market price for our Class A common stock to decline.

We cannot predict the effect, if any, that market sales of shares of our Class A common stock or the availability of shares of our Class A common stock for sale will have on the market price of our Class A common stock prevailing from time to time. Sales of substantial amounts of shares of our Class A common stock in the public market, or the perception that those sales will occur, could cause the market price of our Class A common stock to decline.

As of September 21, 2012 we have 4,519,452 shares of Class A common stock, 900,000 shares of Class B common stock and six shares of Series B Preferred Stock outstanding. All of the outstanding shares of Class B common stock are held by Mr. Mayo, who may convert his shares of Class B common stock into shares of Class A common stock on a one-for-one basis.  Our Series B Preferred Stock is convertible into 60,000 shares of our Class A common stock.

All of the 2,523,900 shares of our Class A common stock sold in our initial public offering and overallotment exercise are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. Substantially all of the remaining 1,995,552 shares of Class A common stock and 900,000 shares of Class B common stock outstanding, based on shares outstanding as of September 21, 2012, are restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days from April 16, 2012 (or such earlier date or dates as agreed between us and Maxim Group LLC), subject to certain extensions. Maxim Group LLC may, in its sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period.

Our issuance of preferred stock could adversely affect the market value of our common stock, dilute the voting power of common stockholders and delay or prevent a change of control.

Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 8,027,494 shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series.

The issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. For example, investors in our common stock may not wish to purchase common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase common stock at the lower conversion price causing economic dilution to the holders of common stock.

Further, the issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of our other classes of voting stock either by diluting the voting power of our other classes of voting stock if they vote together as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our other classes of voting stock. The issuance of shares of preferred stock may also have the effect of delaying, deferring or preventing a change in control of our company without further action by the stockholders, even where stockholders are offered a premium for their shares.

We do not intend to pay dividends on our Class A or Class B common stock for the foreseeable future.

We intend to retain all of our earnings for the foreseeable future to finance our operations and acquisitions of theatres and digital upgrades associated with any acquisitions. As a result, we do not anticipate paying cash dividends on our Class A common stock or Class B common stock, and consequently, holders of our Class A common stock can expect to receive a return on their investment in our Class A common stock only if the market price of the stock increases.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

●
Our certificate of incorporation provides for a dual class common stock structure. As a result of this structure, Mr. Mayo will have the ability to control all matters requiring stockholder approval (other than changes to our authorized capital stock), including the election of directors, amendments to our charter documents and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that other stockholders may view as beneficial. We have amended our certificate of incorporation to provide that on transfer for any reason, the Class B common stock will automatically convert to Class A common stock on a one-for-one basis.

●
Our board of directors has the right to determine the authorized number of directors and to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to control the size of or fill vacancies on our board of directors.

●
Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder becomes an “interested” stockholder.

ITEM 2. PROPERTIES.

The Rialto, Cranford and Bloomfield 8 theatres are occupied under lease agreements with existing terms of approximately nine years and six months for the Rialto and Cranford Theaters and 10 years for the Bloomfield 8. At our option, we can renew all of these leases at defined rates for various periods ranging from five to 20 years. These existing leases provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance and other costs applicable to the property. Also, all leases contain escalating minimum rental provisions.

The five theatres constituting Cinema Centers are occupied under lease agreements with initial remaining terms of between approximately 4 to 15 years. At our option, we can renew all of the leases at defined rates for various periods ranging from nine to 20 years. Three of five leases for the Cinema Centers theatres provide for contingent rentals based on the revenue results of the underlying theatre and all require the payment of taxes, insurance, and other costs applicable to the property. Also, all leases contain escalating minimum rental provisions.

We have leased facilities comprising our corporate office located at 250 East Broad Street, Westfield, NJ 07090, under a 10 year lease.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any material legal or administrative proceedings. We may, however, from time to time become a party to various legal or administrative proceedings arising in the ordinary course of our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has been listed on the NASDAQ Capital Market under the symbol “DCIN” since April 18, 2012. Prior to that time, there was no public market for our Class A common stock. The following table sets forth the high and low sales prices for our Class A common stock as reported by the NASDAQ Capital Market for each of the periods listed.

2012	High	Low
Fourth Quarter (from April 18, 2012)	$7.87	$6.17

2013	High	Low
First Quarter (through September 21, 2012)	$6.36	$5.04

The last reported closing price per share of our Class A Common Stock as reported by NASDAQ on September 21, 2012 was $5.04 per share.  As of September 21, 2012, there were 38 holders of record of our Class A Common Stock, not including beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

CLASS B COMMON STOCK

There is no public trading market for our Class B common stock (“Class B common stock”).  Each outstanding share of Class B common stock may be converted into one share of Class A common stock at any time, and from time to time, at the option of the holder and the holder of Class B common stock is entitled to ten (10) votes for each share of Class B common stock held.  As of June 30, 2012, there was one holder of our Class B common stock.

In September 2012 the Company authorized the issuance of 6 shares of a new class of preferred stock (the "Series B preferred stock") and on September 20 , 2012 sold six shares of Series B preferred stock to two investors for total proceeds of $450,000 or $75,000 per share.  Dividends are payable quarterly in cash at the rate of 4.5% per annum.  The Series B preferred stock may be converted into the Company’s Class A common stock at the option of the holder at any time after six months from the date of issue without the payment of additional consideration by dividing the original purchase price per share of Preferred Stock ($75,000), as adjusted (the “Issue Price”) by the conversion price of $7.50 per share, as adjusted.  Commencing six months from the date of issue, the Series B preferred stock is mandatorily convertible in the event that the daily volume weighted average price of the Company’s Class A Common Stock for a consecutive 30 day trading period is not less than $10.00 per share.  If all 6 shares of the Series B preferred stock are converted, the Company will issue 60,000 shares of Class A common Stock to the holders of the preferred shares. The Company has the option to redeem the Series B Preferred Stock any time after one year from the date of issue at a price equal to 150% of the $75 Issue Price ($112,500 per share), subject to adjustments, plus all accrued and unpaid dividends.  There is no public trading market for out Series B preferred stock.

DIVIDEND POLICY

We have never paid any cash dividends on our Class A common stock or Class B common stock (together, the “Common Stock”) and do not anticipate paying any on our common stock in the foreseeable future. Any future payment of dividends on our Common Stock will be in the sole discretion of our board of directors (the “Board”). The holders of our Series B preferred stock are entitled to receive dividends thereon at the rate of 4.5% payable quarterly.

SALES OF UNREGISTERED SECURITIES

The following is information furnished with regard to all securities sold by the Company from its formation to June 30, 2012 that were not registered under the Securities Act after giving effect to a one-for-two reverse stock split of our Class A and Class B common stock that was completed in April 2012.

In connection with its formation in August 2010, the Company issued 200 shares of its common stock to Mr. Mayo and 100 shares of its common stock to IJM Family Limited Partnership in exchange for consideration of $415. On December 10, 2010 these shares were redeemed by the Company in exchange for 900,000 shares of the Company’s Class B common stock and 450,000 shares of our Class A common stock, respectively.

On December 31, 2010, the Company issued 87,500 shares of Class A common stock to non-employees (who subsequently became employees) and a board member, for performance of services rendered during the fiscal year. On June 30, 2011, the Company issued 15,000 shares of Class A common stock to directors and 16,665 shares to various employees. The Company sold the following shares of its Series A preferred stock to the following entities and individuals on the dates set forth below.

Name	Date	Number of Shares	Consideration
Richard P. Casey	12/28/2010	125,000	$250,000
Ullman Family Partnership	12/29/2010	250,000	$500,000
Neil T. Anderson	12/30/2010	200,000	$400,000
Jesse Sayegh	12/31/2010	250,000	$500,000
Dark Bridge	1/3/2011	50,000	$100,000
Roger Burgdorf	1/3/2011	37,500	$75,000
Sandy Marks	1/4/2011	25,000	$50,000
Neil T. Anderson	1/3/2011	50,000	$100,000
Spector Family Trust	1/6/2011	50,000	$100,000
Anthony B. Cimino	1/11/2011	75,000	$150,000
Robert Klein	1/17/2011	17,500	$35,000
Richard P. Casey	1/28/2011	125,000	$250,000
T.James Newton III	2/11/2011	5,000	$10,000
Gary Spindler	2/23/2011	50,000	$100,000
Las Aguillas Holdings LLC	2/25/2011	15,000	$30,000
Jeffrey Gerson	3/15/2011	25,000	$50,000
John Nelson	4/8/2011	50,000	$100,000
J. Richard Suth	5/12/2011	125,000	$250,000
Cyril J. Goddeeris	5/13/2011	125,000	$250,000
Vlad Y Barbalat	5/16/2011	62,500	$125,000
Dr. Steven Struhl	5/31/2011	10,000	$20,000
Arthur J. Papetti	6/3/2011	50,000	$100,000
Exeter Investments (Papetti)	8/16/2011	75,000	$150,000
Ellen Doremus	9/14/2011	50,000	$100,000
Arthur Israel	9/28/2011	75,000	$150,000

On consummation of its initial public offering, the Company issued to the underwriters of the offering warrants to purchase 44,000 shares of its Class A common stock, equal to an aggregate of 2% of the shares of Class A common stock sold in the offering, other than shares of its Class A common stock covered by the over-allotment option. The warrants have an exercise price equal to 6.71, 110% of the offering price of the shares of Class A common stock sold in the initial public offering.

On the consummation of the Cinema Centers acquisition, we issued 335,000 shares of our Class A common stock, valued at $1.8 million to the seller as part of our purchase price with respect to our purchase of Cinema Centers.

On May 9, 2012, we issued 3,279 shares of our Class A common stock to a consultant.

On June 30, 2012, 16,666 shares of our Class A common stock to various employees vested.

On June 30, 2012, we issued 19,000 shares of our Class A common stock to members of the Company's board of directors.

The securities issued in the foregoing transactions were exempt from registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions by an issuer not involving a public offering. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. No general advertising or solicitation was used in selling the securities. No commissions or underwriting fees were paid to any placement agents in connection with the sale or issuances of the securities.

Other than the transactions listed immediately above, we did not issue and sell any unregistered securities from our formation through June 30, 2012.

PURCHASE OF EQUITY SECURITIES

There were no purchases of shares of our Class A Common Stock made by us or on our behalf during the fiscal year ended June 30, 2012.  We do not anticipate purchasing any shares of our Class A Common Stock in the foreseeable future.

USE OF PROCEEDS

In connection with our initial public offering and overallotment exercise, we offered and sold 2,523,900 shares of Class A common stock (including the over allotment option) at a price of $6.10 per share. The offer and sale of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-178648), which was declared effective by the Securities and Exchange Commission on April 16, 2012. The underwriters in the offering were Maxim Group LLC and Dominick & Dominick LLC.

After deducting underwriting discounts and commissions and offering related expenses, our net proceeds from the initial public offering (including the over allotment option) were approximately $13.2  million. In connection with the offering, we paid underwriting discounts and commissions of approximately $1.3 million and paid approximately $0.9 million in offering expenses.

We used $11.1 of the proceeds from the offering to pay the cash portion of the purchase price for the Cinema Centers theatres and an additional $1.1 million of the proceeds to satisfy our obligations to a vendor for digital projection systems which we had installed in the three theatres we owned prior to consummation of our initial public offering.  The remainder of the proceeds from the offering was used general working capital purposes.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide information with respect to this item.

ITEM 7. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with the historical consolidated financial statements and related notes included elsewhere in this document. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Our fiscal year ends on June 30 each year. References to “fiscal year 2012” are for the year ended June 30, 2012, and references to “fiscal year 2011” are for the inception period (July 29, 2010) to June 30, 2011.

Overview

At June 30, 2012 we operated eight theatres located in New Jersey, Connecticut and Pennsylvania, consisting of 73 screens. At June 30, 2011, we operated three theatres located in New Jersey and Connecticut, consisting of 19 screens.  Our eight theatres had over 570,000 attendees for fiscal year 2012 (for the period of time we operated the theatres including a partial year at five locations), and over 139,000 attendees for fiscal year 2011 (for the period of time we operated the theatres including a partial year at three locations).  On a pro forma basis as though all eight locations were owned for each fiscal year, attendance was 1.70 million and 1.45 million patrons for fiscal year 2012 and 2011, respectively.

Our theatres operated as of June 30, 2012 are:

•	a 6 screen theatre known the Rialto, located in Westfield, New Jersey;

•	a 5 screen theatre known as the Cranford theatre, located in Cranford, New Jersey;

•	an 8 screen theatre known as the Bloomfield 8, located in Bloomfield, Connecticut;

•	an 11 screen theatre known as Cinema Center of Bloomsburg, located in Bloomsburg, Pennsylvania;

•	a 12 screen theatre known as Cinema Center of Camp Hill, located in Camp Hill, Pennsylvania;

•	a 10 screen theatre known as Cinema Center of Fairground Mall, located in Reading, Pennsylvania;

•	a 12 screen theatre known as Cinema Center of Selinsgrove, located in Selinsgrove, Pennsylvania; and

•	a 9 screen theatre known as Cinema Center of Williamsport, located in Williamsport, Pennsylvania.

We acquired the Rialto and the Cranford from one seller on December 31, 2010, the Bloomfield 8 on February 17, 2011, and all of the five Pennsylvania locations, containing 54 screens (“Cinema Centers”), on April 20, 2012.

We completed the Cinema Centers acquisition on April 20, 2012 and used $11.1 million of the net proceeds of our initial public offering (“IPO”) consummated on the same day to pay the cash portion of the total Cinema Centers purchase price of approximately $13.9 million. The remainder of the Cinema Centers purchase price consisted of a note for $1.0 million (paid in September 2012) (the “Note”) and 335,000 shares of our Class A common stock with a fair value of $1.8 million. Cinema Centers had approximately 1.40 million attendees for the twelve months ended June 30, 2012 (including pre-acquisition periods). Six of the 54 screens constituting Cinema Centers were converted to digital cinema platforms pre-acquisition and the remaining 48 screens were converted in June 2012 at a cost of approximately $3.3 million. We expect to finance this conversion through secured financing from a lender.

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

Components of Operating Results

Revenues

We generate revenues primarily from admissions and concession sales with additional revenues from screen advertising sales and other revenue streams, such as theatre rentals, parties and fees received from game machines and the usage of automated teller machines at some of our locations. Our advertising agreement with National CineMedia, LLC (“NCM”) has assisted us in expanding our offerings to domestic advertisers and will be broadening ancillary revenue sources, such as digital video monitor advertising and third party branding. Our alternative content agreements with NCM and others has assisted us in expanding our alternative content offerings, such as live and pre-recorded concert events, opera, ballet, sports programs, and other cultural events. In addition to NCM, we select, market and exhibit alternative content from a variety of other sources, including Emerging Pictures, Cinedigm Digital Cinema Corp., Screenvision, and others as they offer their programs to us. Our existing eight theatres are located in “free zones,” or areas that permit us to acquire movies from any distributor. As such, we display all of the leading movies and can tailor our offerings to each of our markets.

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

Significant Events and Outlook

•
New Jersey Theatre Acquisitions. On December 31, 2010, we acquired the Rialto and Cranford theatres in Westfield and Cranford, New Jersey having six and five screens, respectively, for a total purchase price of $1.8 million. We paid $1.2 million in cash and issued to the seller 250,000 shares of our Series A preferred stock (which was converted into Class A Common Stock at the time of our IPO), valued at $0.5 million, along with an earn-out. The fair value of the earn-out liability was recorded at an estimated fair value of $0.1 million to be paid over 2 years. During the year ended June 30, 2012, we reduced the earn-out liability by $.04 million based on the actual revenues of the New Jersey theatres for the first year of the two year measurement period, and recorded a payable to the seller for $.02 million for an amount due under the earnout.  Total goodwill resulting from the acquisition of the Rialto and Cranford theatres was $0.9 million.

•
Connecticut Theatre Acquisition. On February 17, 2011, we acquired the Bloomfield 8, an 8-screen theatre in Bloomfield, Connecticut, for $0.1 million in cash. The fair value of the theatre was determined to be $0.2 million, and we recorded a bargain purchase gain of $0.1 million during fiscal year 2011.

•
Completion of Initial Public Offering and Exercise of Overallotment.   On April 20, 2012, we completed our IPO of 2,200,000 shares of Class A common stock at a price of $6.10 per share, for net proceeds of $11,400 after deducting underwriting commissions and offering expenses.  On May 7, 2012, we sold 323,900 shares of Class A common stock upon the exercise of the underwriters’ overallotment option, for net proceeds of $1,800 after deducting underwriting discounts and commissions.

•
Pennsylvania Theatre Acquisition. On April 20, 2012, we acquired certain assets of Cinema Centers, a chain of five theatres with 54 screens located in central Pennsylvania.  The purchase price for Cinema Centers was $13.9 million, consisting of $11.1 million in cash paid at closing, the Note for $1.0 million (paid in September 2012) and 335,000 shares of Class A common stock with a fair value of $1.8 million.  We also assumed the operating lease of each theatre location.  No debt or other liabilities were assumed.

•
Digital Projector Installation. At June 30, 2012, all of our 73 screens were equipped with digital projectors and related hardware and software.  Nine of the 73 systems had been installed before our acquisition of the theatres, and the remaining 64 systems were installed under our ownership, at a total cost of approximately $4.5 million.

•
Advertising Agreement. During fiscal year 2011, we entered into a five year advertising agreement with NCM that entitles us to payments on a per patron basis for advertising displayed by NCM on our screens. We started recording the revenues per patron under this agreement in August 2011.  All of our locations are covered by the NCM agreement.

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

•
Acquisition Strategy. We plan to acquire existing movie theatres in free zones over the next 12 months and beyond. We generally seek to pay a multiple of 4.5 times to 5.5 times Theatre Level Cash Flow (“TLCF”) for theatres we acquire. TLCF is calculated as revenues minus theatre operating expenses (excluding depreciation and amortization). For example, the Cinema Centers theatres had historical TLCF for 2011 of approximately $2.9 million, yielding a multiple of 4.8 times TLCF based on our purchase price of approximately $13.9 million.

On December 31, 2010, the Company acquired certain assets of the Rialto Theatre of Westfield (the “Rialto”) and Cranford Theatre (the “Cranford”), (collectively the “Predecessor”), located in New Jersey.  On February 17, 2011, the Company acquired certain assets of the Bloomfield 8 theatre located in Connecticut.  On April 20, 2012, the Company acquired certain assets of five movie theatres located in Pennsylvania (“Cinema Centers”).  Accordingly, the operating results of these businesses are included in the Company’s results of operations from the respective acquisition dates.

As a result of the application of acquisition accounting and valuation of assets and liabilities at fair value as of the date of acquisition, the consolidated financial statements of the Successor are not comparable with the Predecessor.

The following table sets forth the percentage of total revenues represented by statement of operations items included in our consolidated statements of operations for the periods indicated (dollars and attendance in thousands, except average ticket prices and average concession per patron):

Results of Operations

	Successor				Predecessor

	Year Ended		Inception date (July 29, 2010)		Year Ended
(Amounts in thousands, except per patron data)	June 30, 2012		to June 30, 2011		December 31, 2010
Revenues:	$	%	$	%	$	%
Admissions	$4,738	71	$1,158	74	$1,529	71
Concessions	1,646	25	382	24	627	29
Other	287	4	32	2	-	-
Total revenues	6,671	100	1,572	100	2,156	100

Cost of operations:
Film rent expense (1)	2,387	50	598	52	841	55
Cost of concessions (2)	294	18	66	17	94	15
Salaries and wages (3)	849	13	235	15	273	13

Facility lease expense (3)	821	12	223	14	238	11
Utilities and other (3)	1,152	17	258	16	352	16
General and administrative (3)	1,945	29	900	57	441	20
Change in fair value of earnout (3)	(20)	(0)	-	-	-	-
Depreciation and amortization (3)	1,147	17	165	10	141	7
Total costs and expenses (3)	8,575	129	2,445	156	2,380	110
Operating loss (3)	(1,904)	(29)	(873)	(56)	(224)	(10)
Interest expense	(12)	(0)	-	-	(5)	-
Bargain purchase gain from theatre
acquisition (3)	-	-	98	6	-	-
Other expense (3)	(9)	-	(1)	-	-	-
Loss before income taxes (3)	(1,925)	(29)	(776)	(49)	(229)	(11)
Income taxes (4)	42	(2)	14	(2)	-	-
Net loss (3)	$(1,967)	(29)	$(790)	(50)	$(229)	(11)

Other operating data:
Theatre Level Cash Flow (7)	$1,168	$18	$192	$12	$358	$17
Adjusted EBITDA (8)	$(493)	$(7)	$(373)	$(24)	$(83)	$(4)
Attendance	570,337	*	139,347	*	206,000	*
Average ticket price (5)	$8.31	*	$8.31	*	$7.42	*
Average concession per patron (6)	$2.89	*	$2.74	*	$3.04	*

_________________

*	Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as a percentage of pre-tax loss.

(5)	Calculated as admissions revenue/attendance.

(6)	Calculated as concessions revenue/attendance.

(7)
TLCF is a non-GAAP financial measure. TLCF is a common financial metric in the theatre industry, used to gauge profitability at the theatre level, before the effect of depreciation and amortization, general and administrative expenses, interest, taxes or other income and expense items. While TLCF is not intended to replace any presentation included in our consolidated financial statements under GAAP and should not be considered an alternative to cash flow as a measure of liquidity, we believe that this measure is useful in assessing our cash flow and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other Successor.  See page X for TLCF reconciliation.

(8)
Adjusted EBITDA is a non-GAAP financial measure. We use adjusted EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our results, excluding the impact of non-cash depreciation and amortization charges, stock based compensation expenses, and nonrecurring expenses and outlays, prior to our consideration of the impact of other potential sources and uses of cash, such as working capital items. This calculation may differ in method of calculation from similarly titled measures used by other Successor.  See page X for Adjusted EBITDA reconciliation.

Fiscal Year ended June 30, 2012 and Inception date (July 29, 2010) to June 30, 2011 (Successor)

Our fiscal year 2012 results include the Rialto, Cranford and Bloomfield 8 theatres for the entire year and the Cinema Center theatres for the approximately ten week period from the acquisition date of April 20, 2012 to June 30, 2012. Our fiscal year 2011 results include the Rialto and Cranford theatres for the six month period from the acquisition date of December 31, 2010 to June 30, 2011, and the Bloomfield 8 Theatre for the approximately four and a half month period from the acquisition date of February 17, 2011 to June 30, 2011.

Admissions and Concessions. Our admissions and concessions revenues increased by 315%, due to our increased screen count in 2012 as compared to 2011, and our operation of our first three theatres for a full year in fiscal 2012.   In addition, we experienced revenue increases (along with the industry as a whole) driven by favorable product offerings in 2012 versus 2011.  In addition, our emphasis on alternative content programming has resulted in incremental admissions and concessions revenue.  Excluding the Cinema Centers locations that were not converted to digital until the end of Fiscal 2012, alternative content revenue comprised 8% of our box office revenue during the fiscal year ended June 30, 2012, compared to no such revenue during the 2011 period.

Other Revenues. Other revenues in both 2012 and 2011 consist of theatre rentals for parties, camps and other activities. Additionally, although we had no revenues from advertising during fiscal year 2011, we entered into an advertising agreement with NCM to receive ad revenues which commenced in August 2011. We expect advertising revenues to be a component of our operating results in future periods.   Advertising revenue was $106 for fiscal year 2012.  Also, in fiscal 2012 we added revenue from game machines and automated teller machines with the Cinema Centers locations.  The remainder of the increase was due to our increased screen base throughout fiscal 2012, and increased rental activity in the months following our acquisition of the theatres.

Film Rent Expense. Film rent expense is a variable cost that fluctuates with box office revenues.  We generally expect film rent expense to range from 45% to 55% of admissions revenues, with art and independent titles at the lower end of the range and mainstream movie titles at the middle to high end of the range. Film rent expense as a percentage of box office revenues was 50% in 2012 as compared to 52% of box revenues in 2011. Included as a reduction of film rent expense in the 2012 period is $273 of VPFs that we receive from a third party vendor, associated with digital titles that we play from the studios, as compared to $35 in 2011.   Excluding VPFs, film rent expense would have been 56% and 55% of admissions revenues in the 2012 and 2011 periods, respectively.

Cost of Concessions. At 18% and 17 % of our concessions revenue for 2012 and 2011, respectively, we believe our cost of concessions is close to the industry average of 15% to 20%. Our concession costs as a percentage of concessions revenue can fluctuate based on the mixture of concession products sold, and changes in our supply pricing.

 Salaries and Wages. Our theatre employees are mostly part-time hourly employees, supervised by one or more full-time managers at each location. Our payroll expenses contain a fixed component but are also variable and will fluctuate, being generally higher during the peak summer and holiday periods, and also during alternative content events, and lower at other times.  The increase from the 2011 period is due to our operation of a larger number of theatres in 2012 versus 2011.  As a percentage of revenue, the decrease is due to our adjustment of the mix of theatre staff shortly following our acquisition of the locations.

Facility Lease Expense. Each of our facilities is operated under operating leases that contain renewal options upon expiration. The leases contain provisions that increase rents in certain amounts and at certain times during the initial term, and the leases for our certain theatres require percentage rent to be paid upon the achievement of certain revenue targets.  We incurred $25 in percentage rent expense as a result of these lease provisions during fiscal 2012, and $0 in fiscal 2011.  The remainder of the increase from the 2011 period is due to our operation of more theatres in the 2012 period.

Utilities and Other. Utilities and other expenses consist of utility charges, real estate taxes incurred pursuant to the operating leases for our theatres, and various other costs of operating the theatres. We expect these costs, which are largely fixed in nature, to remain relatively constant for the theatres, with growth in these expenses as we acquire more theatres.  The increase in these expenses is due to the operation of more screens throughout fiscal 2012.  During 2012, we also incurred expenses for digital projection equipment maintenance that we did not have in the 2011 period. Though many of these costs are largely fixed except for inflationary-type increases, we will experience growth in these expenses as we acquire more theatres.

General and Administrative Expenses. General and administrative expenses consisted primarily of salaries and wages for our corporate staff, legal, accounting and professional fees associated with our startup and acquisition of theatres, marketing, and information technology related expenses.  The increase in these expenses is due to additional personnel hired to manage the Successor’s actual and planned growth, along with professional fees for auditing, legal, marketing and information technology.  We expect these costs to decrease as a percentage of revenue as we grow and realize increased economies of scale.  Included in general and administrative expenses is stock compensation expense of $204 and $186 in the 2012 and 2011 periods, respectively related to issuance of Class A common stock to employees and non-employees for services rendered. We expect to issue additional stock-based awards in the future under our 2012 stock option and incentive plan that was adopted in conjunction with our IPO.  Awards may consist of stock options or restricted stock, with or without vesting periods.  As of June 30, 2012 and 2011, we had 10 and 8 employees, respectively on our corporate staff, including our chief executive officer and other executive officers and staff to support our business development, technology, accounting, and marketing activities.

Change in fair value of earnout. Results from the adjustment to the fair value of the earnout liability based on actual revenues in the first year of the two-year earn-out period.

Depreciation and Amortization.  The increase from the 2011 period is due to the operation of 73 screens as of June 30 2012 versus 19 screens at June 30, 2011, including the addition of assets such as digital projection equipment near the end of fiscal 2012 and 2011, and other capital improvements made.  We record depreciation and amortization for property and equipment and intangible assets over the estimated useful life of each asset class on a straight line basis. Our largest fixed asset is our digital projection equipment, which had a gross cost of $5.2 million as of June 30, 2012 and is being depreciated over a 10-year estimated useful life. We expect digital projection equipment to be a large component of our asset base going forward following any acquisitions that we may consummate, along with other theatre equipment and leasehold improvements.

Operating Loss.  The increased operating loss was primarily attributable to the higher general and administrative and depreciation and amortization costs, associated with the increased screen count and larger corporate infrastructure which will support our future growth.

 Bargain Purchase Gain From Theatre Acquisition.  We recorded a bargain purchase gain of $0.1 million in fiscal year 2011 resulting from difference between the cash paid for the Bloomfield 8 theatre and the fair value of the acquired assets.

Impact of Inflation.  We believe that our results of operations are not materially impacted by moderate changes in the inflation rate.  Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in fiscal 2012 or 2011.

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

We used $11.1 million of the net proceeds from our IPO and the exercise of the underwriters’ overallotment option to pay the cash portion of the Cinema Centers acquisition, and to repay $1.1 that was owed to a vendor for digital projection systems we had installed in the three theatres we owned prior to consummation of our IPO. The remainder of the Cinema Centers $13.9 million purchase price consists of a $1.0 million short-term Note due in September 2012 and bearing interest at 6% per annum, and 335,000 shares of Class A common stock valued at $1.8 million. On September 17, 2012 we paid the Note, including accrued interest of $25, less $168 as reimbursement for certain repairs and replacements we made to the Cinema Centers locations that the Successor believes it is entitled to recover, for which the Successor believes it is legally entitled to offsets under the agreements.  We converted the remaining 48 non-digital Cinema Centers screens to digital projection at a cost of approximately $3.3 million. We expect to finance this conversion through secured financing from banks or other sources.

	Successor		Predecessor
		Inception date (July
		29, 2010) to
(000's)	Year Ended	June 30,	Year Ended
Consolidated Statement of Cash Flows Data:	June 30, 2012	2011	December 31, 2010
Net cash provided by (used in):
Operating activities	$2,535	$1,025	$(48)
Investing activities	(14,971)	(3,163)	(84)
Financing activities	13,405	3,206	(8)
Net increase (decrease) in cash and cash equivalents	$969	$1,068	$(140)

Operating Activities

Net cash flows provided by operating activities totaled $2.6 million in fiscal 2012 compared to $1.0 million in fiscal 2011.   This is the impact of the positive contribution of our newly acquired theatres, together with our operation of the first three theatres for all of fiscal 2012, versus only a portion of fiscal 2011.  Our net loss was impacted by general and administrative costs, and depreciation and amortization which grew in 2012 consistent with the growth in screen count and installation of digital systems, and a full year of employment for certain administrative personnel versus only a partial year in fiscal 2011.  We also financed $3.3 million of our digital equipment through payables.

Investing Activities

Our capital requirements have arisen principally in connection with our acquisitions of theatres, upgrading our theatre facilities post-acquisition and installing digital projection equipment. Cash used in investing activities totaled $15.0 million and $3.2 million for fiscal years 2012 and 2011, respectively. The increase from 2011 is due to the $11.1 million cash purchase price for the Cinema Centers theatres, and $3.3 million invested in digital cinema equipment in Pennsylvania.  Additionally, in each period, we also made various improvements and upgrades to our facilities.  We do not anticipate further significant capital outlays for our existing eight theatres for the forseeable future. We may also incur significant capital outlays in connection with other acquisitions that we may consummate in the next 12 months, including digital projection equipment and other theatre upgrades.  We intend to continue to grow our theatre circuit through selective expansion and acquisitions, subject to the availability of suitable financing.

Financing Activities

Our financing activities in fiscal 2012 have consisted of the sale of Class A common and Series A preferred stock to investors, our IPO and subsequent exercise of the underwriters’ over-allotment option, less the direct costs associated with these transactions. During the year ended June 30, 2012, we completed our Series A preferred stock fundraising efforts by raising an additional $0.4 million, compared to $3.0 million in the prior year period (excluding $0.5 million of Series A preferred stock issued as partial consideration for the Rialto and Cranford theatres).  In the prior year, we also issued Class A common stock to our CEO and our co-founder, in exchange for $0.4 million.  Our IPO was completed in April 2012 resulting in net proceeds of $11.4 million, followed by the exercise of the underwriters’ over-allotment option in May 2012 resulting in net proceeds of $1.8 million.  The net proceeds of our financings were used to complete the Cinema Centers acquisition, repay outstanding indebtedness and provide working capital.  We expect to issue equity and debt instruments in the future in connection with our business plan, although there can be no assurance we will be able to do so.

Non-GAAP Financial Measures

Theatre Level Cash Flow and Adjusted EBITDA

TLCF was $1.2 million and $0.2 million for the fiscal years ending June 30, 2012 and June 30, 2011, respectively.  Adjusted EBITDA was ($0.5) million for the year ending June 30, 2012 and ($0.4) million for the period from inception (July 29, 2010) to June 30, 2011.

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

TLCF and Adjusted EBITDA should not be considered alternatives to, or more meaningful than, GAAP measures such as net cash provided by operating activities. Because these measures exclude depreciation and amortization and they do not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, because these metrics do not reflect the impact of income taxes, cash dividends, capital expenditures and other cash commitments from time to time, they do not represent how much discretionary cash we have available for other purposes. Nonetheless, TLCF and Adjusted EBITDA are key measures used by us. We also evaluate TLCF and Adjusted EBITDA because it is clear that movements in these measures impact our ability to attract financing. TLCF and Adjusted EBITDA, as calculated, may not be comparable to similarly titled measures reported by other Successor.

A reconciliation of Adjusted EBITDA and TLCF to GAAP net loss is calculated as follows (in thousands):

Adjusted EBITDA reconciliation:

	Successor			Predecessor
		Inception date (July
(unaudited)	Year Ended	29, 2010) to	%	Year Ended
	June 30,	June 30,	Increase/	December 31,
(000's)	2012	2011	(Decrease)	2010
Net loss	$(1,967)	$(790)	149%	$(229)
Add back:
Depreciation and amortization	1,147	165	595%	141
Interest expense	12	-	100%	5
Income tax expense	42	14	200%	-
EBITDA	(766)	(611)	25%	(83)
Addback:
Stock-based compensation (1)	204	186	10%	-
Other expense	9	1	800%	-

Non-recurring organizational and M&A-related professional fees (2)	80	149	-46%	-
Deduct:
Bargain purchase gain from theatre acquisition (3)	-	(98)	-100%	-
Change in fair value of earnout (5)	(20)	-	-100%	-
Adjusted EBITDA	$(493)	$(373)	32%	$(83)

TLCF reconciliation:

	Successor			Predecessor
	Year	Inception date (July
(unaudited)	Ended	29, 2010) to	%	Year Ended
	June 30,	June 30,	Increase/	December 31,
(000's)	2012	2011	(Decrease)	2010
Net loss	$(1,967)	$(790)	149%	$(229)
Addback:
General and administrative (4)	1,945	900	116%	441
Depreciation and amortization	1,147	165	595%	141
Income tax expense	42	14	200%	-
Other expense	9	1	-100%	-
Interest expense	12	-	-100%	5
Deduct:
Change in fair value of earnout (5)	(20)	-	-100%	-
Bargain purchase gain from theatre acquisition (3)	-	(98)	-100%	-
TLCF	$1,168	$192	508%	$358
___________

(1)
Represents the fair value of shares of Class A common stock issued to employees and non-employees for services rendered. As these are non-cash charges, we believe that it is appropriate to show Adjusted EBITDA excluding this item.

(2)
Primarily represents legal and other fees incurred in connection with start-up activities, and the transaction costs in connection with acquisition initiatives. While we intend to acquire additional theatres, we have laid the groundwork for our acquisition program and we expect to incur reduced legal fees in connection with future acquisitions. We therefore believe that it is appropriate to exclude these items from Adjusted EBITDA.

(3)
Represents the excess of the fair value of identified tangible and intangible assets from our purchase price of the Bloomfield 8. As a non-recurring item and unrelated to the operation of the theatre, we believe that it is appropriate to show TLCF and Adjusted EBITDA excluding this item.

(4)	TLCF is intended to be a measure of theatre profitability. Therefore, our corporate general and administrative expenses have been excluded.

(5)	Results from the adjustment to the fair value of the earnout liability for the NJ theatres, based on actual revenues in the first year of the two-year earn-out period.
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

Revenue and Film Rent Expense Recognition

Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising, theatre rentals and parties. Sales are made either in cash or in the form of credit cards, which settle in cash within three days. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen. Theatre rentals and party revenue are recognized at the time of the event. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admissions and concession revenue when a holder redeems the card or certificate. We recognize unredeemed gift cards and advance ticket sales as revenue only after such a period of time indicates, based on historical experience that the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, we consider the period outstanding, the level and frequency of activity, and the period of inactivity.

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

Under our Exhibitor-Buyer Master License Agreement, we earn VPFs from the movie studios when a new digital title is shown on our screens. We may receive VPFs for up to the total costs of our digital systems, less a base amount of $9 thousand per system (the “Exhibitor Contribution”), but including any financing costs we may incur, over a maximum period of ten years from the date of our installations. We are eligible to receive these payments for ten years following the installation of the associated digital projection equipment, or until the amount of cumulative VPFs is equal to our costs (including any financing costs we incur). VPFs are treated as a reduction of film rent expense for accounting purposes. Below is a summary of the costs we incurred relating to the purchase of our digital projection systems to date less the base amount, the VPFs we have earned, and the administrative fees incurred (which are also recoupable costs to us and add to the amounts we can receive for VPFs as noted above).

(in thousands)
Balance at July 29, 2010	$-
Digital systems costs	1,159
VPFs earned	(35)
Exhibitor contribution	(168)
Administrative costs	42
Balance at June 30, 2011	$998
Digital systems costs	3,997
VPFs earned	(273)
Exhibitor contribution	(475)
Administrative costs	135
Balance, June 30, 2012	$4,382

Depreciation and Amortization

Theatre assets and equipment are depreciated using the straight-line method over their estimated useful lives. In estimating the useful lives of our theatre assets and equipment, we have relied upon our experience with such assets. We periodically evaluate these estimates and assumptions and adjust them as necessary. Adjustments to the expected lives of assets are accounted for on a prospective basis through depreciation expense. Leasehold improvements for which we pay and to which we have title are amortized over the shorter of the lease term or the estimated useful life.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-4, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS”, to substantially converge the fair value measurement and disclosure guidance in GAAP and International Financial Reporting Standards. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard July 1, 2012, and we do not expect the adoption of this standard to have a material impact on our consolidated financial statements and disclosures.

In June 2011, the FASB issued ASU 2011-5, “Presentation of Comprehensive Income (Loss)”, which eliminates the current option to report other comprehensive income (loss) and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income (loss) and other comprehensive income (loss) in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard as of July 1, 2012, and we do not expect the adoption to have a material impact on our consolidated financial statements and disclosures.

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

Subsequent Events

On July 9, 2012, we and Lisbon Cinema, the owner and operator of a 12 screen theatre in Lisbon, Connecticut signed a new Asset Purchase Agreement (“APA”) for the proposed purchase of the theatre. The new APA replaces a previously terminated version (originally dated February 13, 2012) and incorporates the provisions of the prior agreement with several new provisions, including an acquisition closing date on or before September 15, 2012 and a non-refundable payment of $50 to the seller which will be applied to the purchase price at closing. Our obligation to purchase Lisbon Cinema is subject to its securing adequate financing. The Lisbon theatre is already outfitted with digital cinema technology and the acquisition, if consummated, would bring our total theatre circuit to 9 cinemas and 85 screens.  On September 12, 2012 we and Lisbon Cinema agreed to extend the closing date to a date not later than September 30, 2012.

On August 6, 2012, we granted 50,500 restricted stock awards, whereby shares of Class A Common Stock will be issued to several employees pursuant to the Equity Plan upon vesting.  The shares will vest over three years, ratably on each anniversary date.

In September 2012, we and Nehst Media Enterprises (“Nehst”) formed Diginext, LLC.  Nehst will supply Diginext with monthly movie content, the first of which will be shown in theatres in September 2012, and may consist of independent films, documentaries or other specialty product.  Digiplex will have the option to display such content at its locations on an exclusive basis, or may choose to allow non-Digiplex venues to also display the content.  Digiplex will pay film rent to Diginext as it would any other movie distributor, and any profits of Diginext, from theatrical revenues as well as net revenues from other sources such as DVD’s, downloads, cable television, international distribution and sponsorship will be shared equally by the owners.  We are not responsible for funding expenses of Diginext other than certain agreed upon items, such as auditing fees, if required.  As of June 30, 2012, the Diginext entity had not been created and there was no revenue or expenses associated with the joint venture recorded to our statement of operations.

On September 17, 2012, we paid the Note, plus accrued interest totaling $25, less $168 in offsets related to repairs and replacements of equipment and leasehold improvements that we made subsequent to the closing of the acquisition.  We believe we are legally entitled to offset such amount under the applicable agreements.

In September 2012, we created a new class of preferred stock (the "Series B preferred stock") and on September 20, 2012 sold six shares of Series B preferred stock to two investors for total proceeds of $450, or $75 per share. Dividends are payable quarterly in cash at the rate of 4.5% per annum. The Series B Preferred Stock may be converted into Class A common stock at the option of the holder at any time after six months from the date of issue without the payment of additional consideration by dividing the original purchase price per share of Preferred Stock, as adjusted (the “Issue Price”) by the conversion price of $7.50 per share, as adjusted. Commencing six months from the date of issue, the Series B Preferred Stock is mandatorily convertible in the event that the daily volume weighted average price of Class A Common Stock for a consecutive 30 day trading period is not less than $10.00 per share. We have the option to redeem the Series B Preferred Stock any time after one year from the date of issue at a price equal to 150% of the $75 Issue Price ($112.5 per share), subject to adjustments, plus all accrued and unpaid dividends.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold instruments that are sensitive to changes in interest rates, foreign currency exchange rates or commodity prices. Therefore, we believe that we are not materially exposed to market risks resulting from fluctuations from such rates or prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Digital Cinema Destinations Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Digital Cinema Destinations Corp.

We have audited the accompanying consolidated balance sheets of Digital Cinema Destinations Corp. and subsidiaries (the "Successor") as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders'  equity and cash flows for the year ended June 30, 2012 and for the period from inception (July 29, 2010) to June 30, 2011 (Successor periods). We have also audited the combined statements of operations, stockholder’s equity and cash flows for the year ended December 31, 2010 (Predecessor period) for Rialto Theatre of Westfield, Inc. and Cranford Theatre, Inc. (collectively, the “Predecessor”). These financial statements are the responsibility of the Successor’s and Predecessor’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Successor and Predecessor are not required to have nor were we engaged to perform, an audit of their internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Successor’s and Predecessor’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the consolidated financial position of Digital Cinema Destinations Corp. and subsidiaries as of June 30, 2012 and 2011 and the consolidated results of their operations and their cash flows for the Successor periods, in conformity with accounting principles generally accepted in the United States of America.   Further, in our opinion, the aforementioned Predecessor combined financial statements present fairly, in all material respects, the combined results of their operations and their cash flows for the Predecessor period, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Edison, New Jersey
September 21, 2012

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,037	$1,068
Accounts receivable	238	35
Inventories	78	19
Prepaid expenses and other current assets	381	65
Total current assets	2,734	1,187
Property and equipment, net	15,432	2,251
Goodwill	980	896
Intangible assets, net	4,114	573
Security deposit	3	3
Other assets	14	-
TOTAL ASSETS	$23,277	$4,910
LIABILITIES AND S TOCKHOLDERS ' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,939	$586
Payable to vendor for digital systems	3,334	1,066
Notes payable	1,000	-
Earn out from theatre acquisition	79	124
Deferred revenue	31	-
Dividends payable	-	112
Total current liabilities	6,383	1,888
NONCURRENT LIABILITIES
Unfavorable leasehold liability, long term portion	190	-
Deferred rent expense	83	20
Deferred tax liability	39	12
TOTAL LIABILITIES	6,695	1,920
COM M ITM ENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series A Preferred Stock, $.01 par value, 0 and 10,000,000 shares authorized as of June 30, 2012 and 2011, respectively, and 0 and 1,772,500 shares issued and outstanding as of June 30, 2012
and 2011 respectively	-	18
Preferred Stock, $.01 par value, 10,000,000 and 0 shares authorized as of June 30, 2012 and
2011, respectively, 0 shares issued and outstanding	-	-
Class A Common stock, $.01 par value: 20,000,000 shares authorized and 4,519,452 and
569,166 shares issued and outstanding as of June 30, 2012 and 2011, respectively	45	6
Class B Common stock, $.01 par value, 900,000 and 5,000,000 shares authorized as of June 30,
2012 and 2011, respectively and 900,000 shares issued and outstanding	9	9
Additional paid-in capital	19,285	3,747
Accumulated deficit	(2,757)	(790)
Total stockholders' equity	16,582	2,990
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,277	$4,910

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Successor		Predecessor
		Inception date
		(July 29, 2010) to
	Year Ended	June 30,	Year Ended
	June 30, 2012	2011	December 31, 2010
REVENUES
Admissions	$4,738	$1,158	$1,529
Concessions	1,646	382	627
Other	287	32	-
Total revenues	6,671	1,572	2,156
COSTS AND EXPENSES
Cost of operations:
Film rent expense	2,387	598	841
Cost of concessions	294	66	94
Salaries and wages	849	235	273
Facility lease expense	821	223	238
Utilities and other	1,152	258	352
General and administrative	1,945	900	441
Change in fair value of earnout liability	(20)	-	-
Depreciation and amortization	1,147	165	141
Total costs and expenses	8,575	2,445	2,380

OPERATING LOSS	(1,904)	(873)	(224)

OTHER INCOM E (EXPENSE)
Interest expense	(12)	-	(5)
Bargain purchase gain from theatre acquisition	-	98	-
Other expense	(9)	(1)	-
LOSS BEFORE INCOM E TAXES	(1,925)	(776)	(229)

Income tax expense	42	14	-
NET LOSS	$(1,967)	$(790)	$(229)

Preferred stock dividends	(257)	(112)	-
Net loss attributable to common stockholders	$(2,224)	$(902)	$(229)

Net loss per Class A and Class B common share- basic and diluted	$(1.00)	$(0.84)	$-

Weighted average common shares outstanding:	2,218,045	1,073,207	-

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

Predecessor
			Additional		Total
			Paid-In	Retained	Stockholder's
	Common Stock		Capital	earnings	Equity
Balances, December 31, 2009	200	$5	$280	$848	$1,133
Net loss	-	-	-	(229)	(229)
Capital contributions	-	-	56	-	56
Balances at June 30, 2011	200	$5	$336	$619	$960

Successor

	Series A		Class A		Class B		Additional		Total
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares Amount		Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances (Inception date) July 29, 2010	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of common stock to founders	-	-	450,000	5	900,000	9	401	-	415
Issuance of Class A common stock to employees,
board members and non-employees	-	-	119,166	1	-	-	185	-	186
Issuance of Series A preferred stock to investors	1,772,500	18	-	-	-	-	3,527	-	3,545
Stock issuance costs							(254)		(254)
Preferred dividends	-	-	-	-	-	-	(112)	-	(112)
Net loss	-	-	-	-	-	-		(790)	(790)
Balances at June 30, 2011	1,772,500	$18	569,166	$6	900,000	$9	$3,747	$(790)	$2,990

Successor
	Series A		Class A		Class B		Additional		Total
	Preferred Stock		Common Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares Amount		Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2011	1,772,500	$18	569,166	$6	900,000	$9	$3,747	$(790)	$2,990
Issuance of Series A preferred stock	200,000	$2					$398		400

Issuance of Class A common stock related to initial
public offering	-	-	2,200,000	22	-	-	13,398	-	13,420
Issuance of Class A common stock for
overallotment	-	-	323,900	3	-	-	1,973	-	1,976
Conversion of Series A preferred stock to Class A
comon stock	(1,972,500)	(20)	1,052,441	11	-	-	274	-	265
Issuance of Class A common stock to Cinema
Supply, Inc related to acquisition, net of discount	-	-	335,000	3	-	-	1,837	-	1,840
Issuance of Class A common stock to board
members	-	-	19,000	-			119		119

Issuance of Class A common stock to vendor	-	-	3,279	-	-	-	20	-	20

Vesting of restricted stock awards	-	-	16,666	-	-	-	-	-	-
Issuance of warrants in connection with initial public
offering	-	-			-	-	83	-	83
Preferred dividends	-	-	-	-	-	-	(257)	-	(257)
Stock issuance costs					-	-	(2,372)	-	(2,372)
Stock-based compensation					-	-	65	-	65
Net loss	-	-	-	-	-	-	-	(1,967)	(1,967)
Balances at June 30, 2012	-	$-	4,519,452	$45	900,000	$9	$19,285	$(2,757)	$16,582

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
		Inception date
		(July 29, 2010)
		to
	Year Ended	June 30,	Year Ended
	June 30, 2012	2011	December 31, 2010
Cash flows from operating activities
Net loss	$(1,967)	$(790)	$(229)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bargain purchase gain from theatre acquisitions	-	(98)	-
Depreciation and amortization	1,147	165	141
Deferred tax expense	27	12	-
Change in fair value of earnout liability	(20)	-	-
Stock-based compensation	204	186	-
Amortization of unfavorable lease liability	(9)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(203)	(35)	-
Inventories	6	(19)	(13)
Prepaid expenses and other current assets	(316)	(68)	-
Other assets	(14)	-	-
Accounts payable and accrued expenses	1,318	586	53
Payable to vendor for digital systems	2,268	1,066	-
Deferred revenue	31	-	-
Deferred rent expense	63	20	-
Net cash provided by (used in) operating activities	2,535	1,025	(48)
Investing activities:
Purchase of property and equipment	(3,906)	(1,850)	(84)
Theatre acquisitions	(11,099)	(1,313)	-
Cash acquired in acquisition	34	-	-
Net cash used in investing activities	(14,971)	(3,163)	(84)
Financing activities:
Capital invested by owner	-	-	56
Borrowings of line of credit	-	-	(64)
Proceeds from issuance of Class A common stock	15,396	415	-
Proceeds from issuance of Series A preferred stock	400	3,045	-
Costs associated with issuance of common and preferred stock	(2,289)	(254)	-
Dividends paid on Series A preferred stock	(102)	-	-
Net cash provided by (used in) financing activities	13,405	3,206	(8)
Net increase (decrease) in cash and cash equivalents	969	1,068	(140)
Cash and cash equivalents, beginning of period	1,068	-	300
Cash and cash equivalents, end of year	$2,037	$1,068	$160

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	THE SUCCESSOR AND BASIS OF PRESENTATION

Digital Cinema Destinations Corp. (“Digiplex”) and together with its subsidiaries (the “Company” or the “Successor”) was incorporated in the State of Delaware on July 29, 2010. Digiplex is the parent Successor of its wholly owned subsidiaries, DC Westfield LLC, DC Cranford LLC, DC Bloomfield LLC, DC Cinema Centers LLC (the “Theatres”) and DC Lisbon Cinema LLC, (formed in January 2012) with the intent to acquire additional businesses operating in the movie exhibition industry sector. Digiplex, through its subsidiaries, operates eight theatres with 73 screens in New Jersey, Connecticut and Pennsylvania.  As of June 30, 2012, DC Lisbon LLC had no assets or operations.

On December 31, 2010 the Successor acquired certain assets of the Rialto Theatre of Westfield, Inc. (the “Rialto”) and Cranford Theatre, Inc. (the “Cranford”) and (collectively, the “Predecessor”), located in New Jersey. Digiplex has minimal operations prior to the acquisition of the Predecessor.  The Successor’s financial statements include the operating results of Digiplex from the inception date (July 29, 2010) and the operating results of the Predecessor from December 31, 2010 (acquisition date by the Successor).  The Predecessor’s combined financial statements are presented and contain the operating results of the Predecessor for the year ended December 31, 2010. The Successor and the Predecessor are collectively referred to as the “Companies”.  On February 17, 2011, the Successor acquired certain assets of the Bloomfield 8 theatre located in Connecticut. On April 20, 2012, the Successor acquired certain assets of five movie theatres located in Pennsylvania (“Cinema Centers”).  Accordingly, the operating results of these businesses are included in the Successor’s results of operations from the respective acquisition dates.

As a result of the application of acquisition accounting and valuation of assets and liabilities at fair value as of the date of acquisition, the consolidated financial statements of the Successor are not comparable with the Predecessor.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Successor include the accounts of Digiplex and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The combined financial statements of the Predecessor include the accounts of Rialto and Cranford.

Initial Public Offering

On April 20, 2012, the Successor completed its initial public offering (“IPO”) of 2,200,000 shares of Class A common stock at a price of $6.10 per share, for net proceeds of $11,400 after deducting underwriting discounts and offering expenses of $2.0 million. Upon completion of the IPO, all 1,972,500 shares of Series A preferred stock that were outstanding converted into 986,250 shares of Class A common stock (with the effect of the one-for-two reverse stock split). The Successor also issued 66,191 shares of Class A common stock as payment of $265 of dividends on the Series A preferred stock through December 31, 2011 and in May 2012, paid cash dividends of $102 on the Series A preferred stock for the period from January 1, 2011 through April 20, 2012. As of April 20, 2012, the Successor’s 2012 Stock option and incentive plan also became effective.

On May 7, 2012, the Successor sold 323,900 shares of its Class A common stock upon exercise of the underwriters’ overallotment option, for net proceeds of $1,800, after deducting underwriting discounts and commissions of $176.

Use of Estimates

The preparation of the consolidated and the combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, those related to film rent expense settlements, depreciation and amortization, impairments, income taxes and assumptions used in connection with acquisition accounting. Actual results could differ from those estimates.

Stock Split

In November 2011, the Successor’s Board of Directors approved a one-for-two reverse stock split of the Class A and Class B common stock. All share amounts and per share amounts for the periods presented have been adjusted retroactively to reflect the one-for-two stock split.

Revenue Recognition

Revenues are generated principally through admissions and concessions sales on feature film displays, with proceeds received in cash or credit card at the Companies’ point of sale terminal at the Theatres.  Revenue is recognized at the point of sale. Credit card sales are normally settled in cash within approximately three business days from the point of sale, and any credit card chargebacks have been insignificant. Other revenue consists of theatre rentals for parties, camps, civic groups and other activities, advertising revenue under our advertising contract and our portion of game income, ATM fees and internet ticketing fees. Rental revenue is recognized at the time of the rental.  Advertising revenue is recorded based on an expected per-patron amount and the number of patrons over the contract period as the advertising is being delivered on screen. Other revenue items are recognized as earned in the period.  In addition to traditional feature films, the Successor also displays concerts, sporting events, children’s programming and other non-traditional content on their screens (such content referred to herein as “alternative content”).  Revenue from alternative content programming also consists of admissions and concession sales. The Companies also sell theatre admissions in advance of the applicable event, and sells gift cards for patrons’ future use. The Companies defer the revenue from such sales until considered redeemed.

Cash Equivalents

The Successor considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2012 and 2011, the Successor held substantially all of its cash in checking or money market accounts with major financial institutions, and had cash on hand at its Theatres in the normal course of business.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Successor reports accounts receivable, net of any allowance for doubtful accounts, to represent management’s estimate of the amount that ultimately will be realized in cash. The Successor reviews collectability of accounts receivable based on the aging of the accounts and historical collection trends. When the Successor ultimately concludes a receivable is uncollectible, the balance is written off.

Inventories

Inventories consist of food and beverage concession products and related supplies. The Successor states inventories on the basis of the first-in, first-out method, stated at the lower of cost or market.

Property and Equipment

Property and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently.

The Successor records depreciation and amortization using the straight-line method, over the following estimated useful lives:

Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease term or estimated asset life
Digital systems and related equipment	10 years
Computer equipment and software	3 years

Impairment of Long-Lived Assets

Long-lived assets, including finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Successor generally evaluates assets for impairment on an individual theatre basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the assets, the Successor recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair value.

The Successor considers actual theatre level cash flows, future years budgeted theatre level cash flows, theatre property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theatre, competitive theatres in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theatre assets. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Successor expects to dispose. Significant judgment is involved in estimating cash flows and fair value.

Based on the Successor’s analysis, there were no impairment charges recorded for the periods presented.

Leases

All of the Successor’s operations are conducted in premises occupied under non-cancelable lease agreements with initial and remaining base terms that range from 4 to 15 years. The Successor, at its option, can renew the leases at defined rates for various periods. Certain leases for the Successor’s Theatres provide for contingent rentals based on the revenue results of the underlying theatre and require the payment of taxes, insurance, and other costs applicable to the property. All leases contain escalating minimum rental provisions. There are no conditions imposed upon the Successor by its lease agreements or by parties other than the lessor that legally obligate the Successor to incur costs to retire assets as a result of a decision to vacate its leased properties. None of the leases require the Successor to return the leased property to the lessor in its original condition (allowing for normal wear and tear) or to remove leasehold improvements. The Successor accounts for leased properties under the provisions of ASC Topic 840, Leases and other authoritative accounting literature. The Successor does not believe that exercise of the renewal options in its leases are reasonably assured at the inception date of the lease agreements because the leases: (i) provide for either (a) renewal rents based on market rates or (b) renewal rents that equal or exceed the initial rents, and (ii) do not impose economic penalties upon our determination of whether or not to exercise the renewal option. As a result, there are not sufficient economic incentives at the inception of the leases, or to consider that lease renewal options are reasonably assured of being exercised and therefore, the Successor generally considers the initial base lease term under ASC Subtopic 840-10.

Goodwill

The carrying amount of goodwill at June 30, 2012 and 2011 was $980 and $896, respectively. The Successor evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles — Goodwill and Other — Goodwill, the Successor has identified its reporting units to be the designated market areas in which the Successor conducts its theatre operations. The Successor determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less any net indebtedness, which the Successor believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy.

The changes in carrying amounts of goodwill are as follows:

Total
Balance at inception (July 29, 2010)	$-
Goodwill resulting from acquisitions	896
Balance as of June 30, 2011	896
Goodwill resulting from the Cinema Centers acquisition	84
Balance as of June 30, 2012	$980

The Successor’s annual goodwill impairment assessments indicated that the fair value of each of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired for the year ended June 30, 2012 and for the period from inception (July 29, 2010) to June 30, 2011.

Intangible Assets

As of June 30, 2012 and 2011, finite-lived intangible assets totaled $4,591 and $641, before accumulated amortization of $477 and $68, respectively. Intangible assets to date are the result of acquisitions, are recorded initially at fair value, and are amortized on a straight-line basis over the estimated remaining useful lives of the assets.  See Note 3. The Successor did not record any impairment of intangible assets for the year ended June 30, 2012 and for the period from inception (July 29, 2010) to June 30, 2011.

Concentration of Credit Risk

Financial instruments that could potentially subject the Successor to concentration of credit risk, if held, would be included in accounts receivable. Collateral is not required on trade accounts receivables. It is anticipated that in the event of default, normal collection procedures would be followed.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, and note payable approximate their fair values, due to their short term nature.

Income Taxes

Deferred tax assets and liabilities are recognized by the Successor for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Successor records a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized. The Successor expects that certain deferred income tax assets are not more likely than not to be recovered and therefore has established a valuation allowance. The Successor reassesses its need for the valuation allowance for its deferred income taxes on an ongoing basis.

Additionally, income tax rules and regulations are subject to interpretation, require judgment by the Successor and may be challenged by the taxation authorities.  In accordance with ASC Subtopic 740-10, the Successor recognizes a tax benefit only for tax positions that are determined to be more likely than not sustainable based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of the Successor's process for determining the provision for income taxes. Any interest and penalties determined to result from uncertain tax positions will be classified as interest expense and other expense.

No provision has been made in the combined financial statement for income taxes for the Predecessor because the Predecessor reports its income and expenses as a Sub chapter S Corporation, whereby all income and losses are taxed at the shareholder level.

Deferred Rent Expense

The Successor recognizes rent expense on a straight-line basis, after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term. The Predecessor did not have rent escalation provisions and therefore had no deferred rent expense.

Film Rent Expense

The Companies estimate film rent expense and the related film rent payable based on management’s best estimate of the ultimate settlement of the film costs with the film distributors. Generally, less than one-quarter of film rent expense is estimated at period-end, with the majority being agreed to under firm terms. The length of time until these costs are known with certainty depends on the ultimate duration of the film’s theatrical run, but is typically “settled” within one to two months of a particular film’s opening release. Upon settlement with the film distributors, film rent expense and the related film rent payable is adjusted to the final film settlement. The film rent expense on the statement of operations of the Successor for the  year ended June 30, 2012 and for the period from inception (July 29, 2010) to June 30, 2011 was reduced by virtual print fees (“VPFs”) of $273 and $35, respectively, under  master license exhibitor-buyer arrangements with a third party vendor. VPFs represent a reduction in film rent paid to film distributors. Pursuant to this master license agreement, the Successor will purchase and own digital projection equipment and the third party vendor, through their agreements with film distributors, will collect and remit VPFs to the Successor, net of a 10% administrative fee.  VPFs are generated based on initial display of titles on the digital projection equipment.  The Successor also pays a one-time activation fee of $2,000 per screen upon the installation of the equipment.  This amount is capitalized as part of property and equipment and is being amortized over the expected useful life of 10 years of the digital projection equipment.

Advertising and Start-Up Costs

The Companies expense advertising costs as incurred. Start-up costs associated with establishing Digiplex and each subsidiary were also expensed as incurred. The amount of advertising expense and start-up costs incurred by the Successor for the year ended June 30, 2012 was $44 and $0, respectively.  The amount of advertising expense and start-up costs incurred by the Successor from the inception date (July 29, 2010) to June 30, 2011 was $8 and $39, respectively. For the Predecessor, advertising costs incurred for the year ended December 31, 2010 was $1.

Stock-Based Compensation

The Successor recognizes stock-based compensation expense to employees based on the fair value of the award at the grant date with expense recognized over the service period, which is usually the vesting period for employees, using the straight-line recognition method of awards subject to graded vesting. Prior to the IPO, the Successor determined the fair value based on analysis of discounted cash flows and market comparisons for any non-stock awards such as stock options or warrants.  Following the IPO, the Successor uses the black-scholes valuation model to determine the fair value of stock options and warrants. The fair value of the restricted stock awards is determined by the stock value on the award date. The Successor recognizes an estimate for forfeitures of unvested awards. These estimates are adjusted as actual forfeitures differ from the estimate.

The Successor has also issued common stock to non-employees in exchange for services. The Successor measures and records stock-based compensation at fair value at the earlier of the date the performance commitment is reached or when performance is complete. The expense recognized is based on the fair value of the Successor stock issued. The Predecessor had no stock-based compensation.

Segments

As of June 30, 2012 and 2011, the Successor managed its business under one reportable segment: theatre exhibition operations. All of the Successor’s operations are located in the United States.

 Acquisitions

The Successor accounts for acquisitions under the acquisition method of accounting. The acquisition method requires that the acquired assets and liabilities, including contingencies, be recorded at fair value determined on the acquisition date. The Successor determined the fair value of the assets acquired and liabilities assumed using a number of estimates and assumptions that could differ materially from the actual amounts recorded. The results of the acquired businesses are included in the Successor’s results from operations from the respective dates of acquisition (see Note 3).

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-4, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS”, to substantially converge the fair value measurement and disclosure guidance in US GAAP and IFRS. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Successor will adopt this standard July 1, 2012 and does not expect the adoption of this standard to have a material impact on the consolidated financial statements and disclosures.

In June 2011, the FASB issued ASU 2011-5, “Presentation of Comprehensive Income (Loss)”, which eliminates the current option to report other comprehensive income (loss) and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income (loss) and other comprehensive income (loss) in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. The Successor will adopt this standard as of July 1, 2012 and does not expect the adoption to have a material impact on the consolidated financial statements and disclosures.

In September 2011, the FASB issued ASU 2011-8, “Intangibles — Goodwill and Other”. This guidance allows an entity an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Successor will adopt the provisions of this guidance effective July 1, 2012 and does not expect the adoption to have a material impact on the consolidated financial statements and disclosures.

3.	ACQUISITIONS

On December 31, 2010, the Successor acquired certain assets of the Rialto and the Cranford theatres, with a combined 11 screens, located in Westfield and Cranford, New Jersey, respectively, from a third party seller for a purchase price of $1,824, which consisted of a cash payment of $1,200, issuance of 250,000 shares of Series A preferred stock at a fair value of $500 and an earn-out liability based upon targeted revenue over a 24 month time period, which the Successor recorded at a fair value of $124. The expected range of the earn-out liability was $0 to $387 for the period from April 1, 2011 to March 31, 2012, and $0 to $161 for the period from April 1, 2012 to March 31, 2013. Accordingly, the total purchase price was allocated to the identifiable assets acquired for each of the respective theatre locations based on their estimated fair values at the date of acquisition. The goodwill of $896 represents the premium the Successor paid over the fair value of the net tangible and intangible assets acquired. Goodwill is mainly attributable to the assembled work force and synergies expected to arise after acquisition of the business. The allocation of the purchase price is based on management’s judgment after evaluating several factors, using assumptions for the income and royalty rate approaches and the discounted earnings approach, and projections determined by Successor management. The Successor incurred approximately $67 in acquisition costs which is expensed and included in general and administrative expenses in the consolidated statement of operations.

On February 17, 2011, the Successor acquired certain assets of the Bloomfield 8 theatre, with eight screens located in Bloomfield, Connecticut, for a purchase price of approximately $113, paid in cash. The Successor incurred approximately $18 in acquisition costs, which is expensed and included in general and administrative expenses in the consolidated statement of operations.

The Successor determined the fair value of the assets acquired of the Bloomfield 8 to be approximately $211. The fair value of the net assets exceeds the fair value of the consideration transferred. At the time of acquisition, the previous owners had not converted to digital systems and certain capital and infrastructure investments were needed. The previous owners were also in the process of renegotiating their lease arrangement with the landlord. The Successor reviewed the procedures it used to identify and measure the assets acquired and to measure the fair value of the consideration transferred. The Successor determined the procedures and resulting measures were appropriate based on the best information available at the date of acquisition and therefore, recorded approximately $98 of bargain purchase gain in the statement of operations.

On April 20, 2012, the Successor acquired the five Cinema Centers theatres. The provisional purchase price totaled $13,939, consisting of: a cash payment of $11,099, 335,000 shares of Class A Common Stock valued at $1,840, and a short-term note payable for $1,000 (the “Note”).  The Successor acquired certain assets and assumed the operating leases for each theatre facility. The Successor did not assume any debt, capital lease obligations or any other liabilities of Cinema Centers.  The Class A Common Stock issued to the seller was valued using the Successor’s IPO price, less a 10% discount attributed to certain restrictions imposed on the seller on the resale of the stock. The Successor recorded goodwill from the Cinema Centers acquisition of $84, representing the premium paid over the fair value of the net tangible and intangible assets acquired.  Goodwill is mainly attributable to the reputation that the Cinema Centers business has in its markets.  The provisional allocation of the purchase price is based on management’s judgment after evaluating several factors, using assumptions for the income and royalty rate approaches and the discounted earnings approach, and projections determined by Successor management.  The Successor incurred approximately $63 in acquisition costs which is expensed and included in general and administrative expenses in the consolidated statement of operations.

The allocation of purchase price for Cinema Centers is based upon certain preliminary analysis that has not been complete at the time of this filing.  Any changes in the estimated fair values of the net assets recorded for this acquisition prior to finalization of more detailed analysis could change the allocation of the purchase price.  As such, the purchase price allocation for the transaction could change within the measurement period.

The purchase price for the Rialto and the Cranford theatres, collectively, and the Bloomfield 8 theatre, was allocated as follows:

	Rialto/Cranford	Bloomfield 8
	theatres	theatre
ASSETS
Property and equipment	$404	$94
Covenants not to compete	60	33
Trade names	464	84
Goodwill	896	-
Total purchase price	1,824	211

LIABILITIES AND OTHER
Earn out payable	124	-
Issuance of Series A preferred stock	500	-
Gain from bargain purchase	-	(98)
Total purchase price paid in cash	$1,200	$113

The provisional purchase price for the Cinema Centers theatres was allocated as follows:
Cinema Centers
theatres
ASSETS
Cash	$34
Inventory	65
Property and equipment	10,040
Favorable leasehold interest	1,084
Covenants not to compete	398
Trade names	2,468
Goodwill	84
Total purchase price	14,173

LIABILITIES AND OTHER
Unfavorable leasehold liability	234
Issuance of Series A common stock	2,044
Discount on common stock	(204)
Notes payable	1,000
Total purchase price paid in cash	$11,099

The results of operations of the acquired Theatres are included in the consolidated statement of operations from the dates of acquisition. The following unaudited pro forma results of operations of the Successor for the year ended June 30, 2012 and for the period from inception (July 29, 2010) to June 30, 2011 assumes the acquisition of the Theatres had been consummated on July 1, 2010. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Years Ended June 30,
	2012		2011
Revenues	$18,198	(1)	$17,665	(2)
Net loss	(2,531	)(1)	(1,708	)(2)

(1) Includes revenues and net loss of $2,942 and ($65), respectively from Cinema Centers from the acquisition date.
(2) Includes revenues and net income of $356 and $109, respectively for the Bloomfield 8 from the acquisition date.

4.	CONSOLIDATED BALANCE SHEET COMPONENTS

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following:

	June 30,
	2012	2011
Cash in banks	$1,968	$888
Cash on hand at theatres	63	15
Money market funds	6	165
Total	$2,037	$1,068

ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following:

	June 30,
	2012	2011
VPFs	$155	$35
Advertising	60	-
Other	23	-
Total	$238	$35

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30,
	2012	2011
Insurance	$231	$21
Projector and other equipment maintenance	34	2
Real estate taxes	27	-
Financing-related costs	10	29
Due from former theatre owners	42	-
Other theater operating expenses	37	13
Total	$381	$65

PROPERTY AND EQUIPMENT

Property and equipment, net was comprised of the following:

	June 30,
	2012	2011
Furniture and fixtures	$1,577	$751
Leasehold improvements	8,275	249
Digital projection equipment	5,235	1,231
Computer equipment and software	1,180	117
	16,267	2,348
Less: accumulated depreciation and amortization	(835)	(97)
Total property and equipment, net	$15,432	$2,251

INTANGIBLE ASSETS

Intangible assets, net consisted of the following for the Successor as of June 30, 2012 and 2011:

June 30, 2012
	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$3,016	$369	$2,647	3-5
Covenants not to compete	491	77	414	3
				Remaining
Favorable leasehold interest	1,084	31	1,053	lease term
	$4,591	$477	$4,114

June 30, 2011
	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$548	$53	$495	5
Covenants not to compete	93	15	78	3
	$641	$68	$573

The weighted average remaining useful life of the Successor’s trade names, covenants not to compete, and favorable leasehold interests is 4.57 years, 2.57 years and 7.31 years, respectively, as of June 30, 2012.  The weighted average remaining useful life of the Successor’s trade names and covenants not to compete is 4.52 years and 2.55 years, respectively, as of June 30, 2011.

Amortization expense on intangible assets for the next five years is estimated as follows:

As of June 30,	Total
2013	$1,241
2014	1,226
2015	971
2016	201
2017	145

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	June 30,
	2012	2011
Professional fees	$240	$209
Film rent expense	594	139
Theatre equipment and improvements (other than digital projection
equipment)	492	104

Unfavorable leasehold liability, net of accumulated amortization of $9 (1)	35	-
Accrued payroll	120	12
Other accounts payable and accrued expenses	458	122
Total	$1,939	$586

(1)
The amount amortized through a reduction in rent expense was $9 for the year ended June 30, 2012, amortized using the straight line method over the remaining lease terms from the Cinema Centers acquisition date.

5.	LEASES

The Successor accounts for all of its leases as operating leases. Minimum lease payments under all non-cancelable operating leases with terms in excess of one year as of June 30, 2012, are summarized for the following fiscal years (in thousands):

June 30,	Total
2013	$1,960
2014	2,018
2015	2,059
2016	2,103
2017	1,799
Thereafter	9,720
Total	$19,659

Rent expense under non-cancelable operating leases was $885 for the year ended June 30, 2012 and $245 from the inception date (July 29, 2010) to June 30, 2011. Certain of the Successor’s Theatre leases require the payment of additional rent (“percentage rent”) if certain revenue targets are exceeded. For the year ended June 30, 2012 and from inception (July 29, 2010) to June 30, 2011, the Successor recorded $25 and $0 of percentage rent expense in the statements of operations.

The owner of the Predecessor entity also owns the real property the Theatres operate in.  The Theatres paid rent expense on month to month entities controlled by the owner, totaling approximately $238 for the year ended December 31, 2010.

6.	NOTES PAYABLE

In connection with the acquisition of the Cinema Centers theatres on April 20, 2012, the Successor issued to the seller the Note for $1.0 million, due on September 17, 2012 and bearing interest at 6.0% per annum.  The Note may be prepaid at any time without penalty.  Total interest expense for the Note was $12 for the year ended June 30, 2012.  The Note was paid on September 17, 2012 (see Note 15).

7.	INCOME TAXES

The components of the provision for income taxes for the Successor are as follows:

	June 30,
Federal:	2012	2011
Deferred tax expense	$23	$10
Total Federal	23	10
State:
Current tax expense	15	2
Deferred tax expense	4	2
Total State	19	4
Total income tax provision	$42	$14

The differences between the United States statutory federal tax rate and the Successor’s effective tax rate for the year ended June 30, 2012 and from inception (July 29, 2010) to June 30, 2011 are as follows:

	June 30,
	2012	2011
Provision at the U.S. statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal benefit	5.7%	5.7%
Change in valuation allowance	-41.8%	-41.5%
Other	-0.1%	-0.1%
Total income tax provision	-2.2%	-1.9%

Significant components of the Successor’s net deferred tax liability consisted of the following:
	June 30,
	2012	2011
Deferred tax assets:
Net operating loss carry forward	$815	$250
Stock-based compensation	148	-
Accrued liabilities	33	8
Excess of tax over book basis of intangible assets	189	93
Other	2	2
Total deferred tax assets	1,187	353
Valuation allowance	(1,125)	(322)
Total deferred tax assets, net of valuation allowance	62	31

Deferred tax liabilities:
Excess of book over tax basis of property and equipment	(62)	(31)
Excess of book over tax basis of goodwill	(39)	(12)
Total deferred tax liabilities	(101)	(43)
Net deferred tax liability	$(39)	$(12)

            At June 30, 2012, the Successor had net operating loss carry forwards for federal and state income tax purposes of approximately $2,042 with expiration commencing in 2018 for state and 2031 for federal.  Under the provisions of the Internal Revenue Code, certain substantial changes in the Successor's ownership may result in a limitation on the amount of net operating losses that may be utilized in future years.

        In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Successor has recorded a valuation allowance against deferred tax assets at June 30, 2012  and 2011 totaling approximately $1,125 and $322, respectively, as the Successor believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Successor's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes.  Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

The Successor’s tax provisions for the years ended June 30, 2012 and 2011 had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each year.  This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance.  However, tax expense recorded for the year ended June 30, 2012 and for the period from inception (July 29, 2010) to June 30, 2011 included the accrual of non-cash tax expense of approximately $27 and $12, respectively, of additional valuation allowance in connection with the tax amortization of indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”).

        The Successor utilizes accounting principles under ASC Subtopic 740-10 to assess the accounting and disclosure for uncertainty in income taxes.  For the year ended June 30, 2012 and for the period from inception (July 29, 2010) to June 30, 2011, the Successor did not record any unrecognized tax benefits.  The Successor files income tax returns in the U.S. federal jurisdiction, New Jersey, Connecticut, and Pennsylvania.  For federal and state income tax purposes, the Successor’s year ended June 30, 2012 and for the period from inception (July 29, 2010) to June 30, 2011 remain open for examination by the tax authorities. The Predecessor has filed income tax returns in the United States and New Jersey.  All tax years prior to 2008 are closed by expiration of the statute of limitations.  The years ended December 31, 2008 through and including 2010 of the Predecessor are open for examination.  If the Predecessor did incur any uncertain tax positions for the years the Predecessor was a Subchapter S Corporation, the liability would be the responsibility of the shareholder of the Predecessor.

Goodwill expected to be deductible for income tax purposes for the year ended June 30, 2012 and for the period from the inception (July 29, 2010) to June 30, 2011 was $59 and $31, respectively.

8.	COMMITMENTS AND CONTINGENCIES

The Companies believes that they are in substantial compliance with all relevant laws and regulations that apply to the Successor and the Successor are not aware of any current, pending or threatened litigation that could materially impact the Successor.

The Successor has entered into employment contracts, to which we refer as the “employment contracts”, with three of its current executive officers. Under the employment contracts, each executive officer is entitled to severance payments in connection with the termination by the Successor of the executive officer’s employment with the by the Successor “without cause”, by the executive officer for “good reason”, or as a result of a “change in control” of the Successor (as such terms are defined in the employment contracts). Pursuant to the employment contracts, the maximum amount of payments and benefits in the aggregate, if such executives were terminated (in the event of a change of control) would be approximately $1,620.

Mr. Mayo, the Successor’s Chief Executive Officer (“CEO”), is entitled to additional compensation based on the amount of revenues the Successor generates, as specified in his employment contract. For the year ended June 30, 2012, the Successor incurred $53 of additional compensation expense under this arrangement.  The Successor did not reach the required revenue levels for the period from the inception date (July 29, 2010) to June 30, 2011; thus, no additional compensation was recorded.

During the year ended June 30, 2012, the Successor converted 48 of its theatre screens to digital projection. In June 2012, the Successor issued purchase orders to a vendor for $3.3 million for the cost of this equipment, including installation.  The Successor plans to fund the purchase of the equipment from the proceeds of financing that it is seeking. The digital systems are included in property and equipment, net and the payable is in the current liabilities section of the consolidated balance sheet.

All of the Successor’s current operations are located in Pennsylvania, New Jersey and Connecticut, with the customer base being public attendance. The Successor’s main suppliers are the major movie studios, primarily located in the greater Los Angeles area. Any events impacting the region the Successor operates in, or impacting the movie studios, who supply movies to the Successor, could significantly impact the Successor’s financial condition and results of operations.

9.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Capital Stock

As of June 30, 2012, the Successor’s authorized capital stock consisted of:

•	20 million shares of Class A common stock, par value $0.01 per share;

•	900,000 shares of Class B common stock, par value $0.01 per share;

•	10 million preferred stock, par value $0.01 per share;

   Of the authorized shares of Class A common stock, 4,519,452 shares were issued and outstanding as of June 30, 2012. Of the authorized shares of Class B common stock, 900,000 shares were issued and outstanding as of June 30, 2012, all of which are held by the Successor’s CEO.  In March 2012, the Successor’s certificate of incorporation was amended to reduce the authorized number of shares of Class B common stock from 5,000,000 shares to 900,000 shares.   Of the authorized shares of preferred stock, no shares were issued and outstanding as of June 30, 2012. The material terms and provisions of the Successor’s capital stock are described below.

Common Stock

The Class A and the Class B common stock of the Successor are identical in all respects, except for voting rights and except that each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock. Each holder of Class A common stock will be entitled to one vote for each outstanding share of Class A common stock owned by that stockholder on every matter submitted to the stockholders for their vote. Each holder of Class B common stock will be entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter submitted to the stockholders for their vote. Except as required by law, the Class A and the Class B common stock will vote together on all matters. Upon any transfer of Class B common stock by the Successor’s CEO, such transferred shares will be converted to Class A shares.  Subject to the dividend rights of holders of any outstanding preferred stock, holders of common stock are entitled to any dividend declared by the board of directors out of funds legally available for this purpose, and, subject to the liquidation preferences of any outstanding preferred stock, holders of common stock are entitled to receive, on a pro rata basis, all the Successor’s remaining assets available for distribution to the stockholders in the event of the Successor’s liquidation, dissolution or winding up. No dividend can be declared on the Class A or Class B common stock unless at the same time an equal dividend is paid on each share of Class B or Class A common stock, as the case may be. Dividends paid in shares of common stock must be paid, with respect to a particular class of common stock, in shares of that class. Holders of common stock do not have any preemptive right to become subscribers or purchasers of additional shares of any class of the Successor’s capital stock. The outstanding shares of common stock are, when issued and paid for, fully paid and nonassessable. The rights, preferences and privileges of holders of common stock may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Successor may designate and issue in the future.

Preferred Stock

           The Successor’s certificate of incorporation allows the Successor to issue, without stockholder approval, preferred stock having rights senior to those of the common stock. The Successor’s board of directors is authorized, without further stockholder approval, to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. Prior to April 20, 2012, the Successor had outstanding 1,972,500 shares of Series A preferred stock which earned dividends at a rate of 8% per annum. The Series A preferred stock was originally convertible into Class A Common Stock at any time, at the option of the holder, on a one-for-one basis. However, following the one-for-two reverse stock split the Series A preferred stock became convertible into one share for every two shares of Series A preferred stock. The Series A preferred stock was required to be converted into Class A Common Stock, upon the occurrence of certain events, such as an IPO of the Successor’s common stock at a price greater than 150% of the original issue price of the Series A preferred stock, as adjusted. The original issue price was $2.00 per share, and was adjusted to $4.00 per share following the one-for-two reverse split, making the price at which the Series A preferred stock was mandatorily convertible, at $6.00 per common share.

Upon completion of the IPO at $6.10 per share, all of the Series A preferred stock converted into 986,250 shares of Class A common stock.  In addition, the Successor issued 66,191 shares of Class A common stock in payment for a portion of the dividends the holders were entitled to, with the remaining dividends paid in cash of $102.

For the year ended June 30, 2012 and for the period from inception (July 29, 2010) to June 30, 2011, the Successor incurred $24 and $254, respectively, in legal and other costs, directly attributable to the issuance of the Series A preferred stock. These costs were recorded as a reduction of additional paid-in capital.

During the year ended June 30, 2012, the Successor issued 200,000 shares of Series A preferred stock in exchange for $400,000 from multiple investors.  The terms of the stock issued are the same as those described above.

Dividends

No dividends were declared on the Successor’s common stock during the year and management does not anticipate doing so. As described above, the Successor paid dividends on the Series A Preferred Stock prior to its conversion into Class A common stock.

Stock-Based Compensation and Expenses

As of June 30, 2011, the Successor issued awards totaling 102,500 shares to non-employees and 50,000 shares to employees. The awards granted to non-employees vested immediately upon issuance. Of the awards granted to employees, 16,666 were vested at issuance and 33,337 shares will vest over the following two years, ratably each year. These issuances to employees (including board members) and non-employees resulted in $111 and $75 of stock-based compensation expense, respectively from inception (July 29, 2010) to June 30, 2011.

In connection with the above issuances, the Successor recognized $65 of expense during the year ended June 30, 2012, resulting from the ratable vesting of the awards.  In connection with the IPO, the Successor created the 2012 stock option and incentive plan (the “Equity Plan”).  The Equity Plan allows for grants of Class A common stock, restricted shares subject to vesting, stock options, or other equity instruments at the discretion of the Successor’s Board of Directors. For year ended June 30 2012, there were no grants under the Equity Plan.  An aggregate of 400,000 shares of Class A Common Stock are reserved for issuance under the Equity Plan; however until April 20, 2013, the Successor is limited to issuing grants of no more than 100,000 shares.  During the year ended June 30, 2012, the Successor awarded 19,000 shares of Class A Common Stock to its non-employee directors for board service during the year, which vested upon issuance.  The Successor recognized stock-based compensation expenses of $119 based on the fair value of the stock on the grant date.  The Successor also issued 3,279 shares of Class A Common Stock during the year ended June 30, 2012 to a professional services provider in exchange for services according to a contract, which vested upon issuance, and the Successor recorded an expense of $20 based on the fair value of the stock as of the date the performance was completed. The total stock based compensation expense of $204 and $186 is included in general and administrative expenses in the statement of operations, for the year ended June 30, 2012 and the for the period from inception (July 29, 2010) to June 30, 2011.

The following summarizes the activity of the unvested share awards from the inception date (July 29, 2010) through June 30, 2012:
Unvested balance, at inception date (July 29, 2010)	-
Issuance of awards	152,500
Vesting of awards	(119,166)
Unvested balance at June 30, 2011	33,334
Issuance of awards	22,279
Vesting of awards	(38,945)
Unvested balance at June 30, 2012	16,668
The weighted average remaining vesting period as of June 30, 2012 and 2011 is 1.0 years and 2.0 years, respectively.

10.	WARRANTS

In connection with the Successor’s IPO in April 2012, as part of the underwriters’ compensation for the IPO, the underwriters received warrants to purchase a total of 44,000 shares of Class A Common Stock at a price equal to 110% of the initial public offering price, or $6.71 per share.  The warrants are exercisable beginning six months after issuance and for five years thereafter. The warrants carry piggyback registration rights, should the Successor register other shares with the Securities and Exchange Commission.  The Successor concluded that the warrants had a value of $83 at issuance based on a black-scholes calculation and recorded the value as common stock issuance costs and to additional paid in capital in the consolidated balance sheet as of June 30, 2012.  The following key assumptions were used in determining the value of the warrants: expected life, 5.0 years; volatility 42%, risk free rate 0.86%.

11.	RELATED PARTY TRANSACTIONS

Upon the acquisition of the Rialto and the Cranford theatres from the seller, the Successor entered into operating leases with the seller. The total rent expense under these operating leases for the year ended June 30, 2012 and for the period from inception (July 29, 2010) to June 30, 2011 was $408 and $165, respectively. The seller also received 250,000 shares of Series A preferred stock of the Successor as partial consideration for the sale, valued at $500,000. The preferred stock was converted into 125,000 shares of Class A common stock in connection with the IPO as well as preferred dividends of $40 paid with 10,000 shares of Class A common stock, in addition to $13 paid in cash to the seller for preferred dividends.  At June 30, 2012 and 2011, accrued dividends of $0 and $20, respectively was payable to the seller on the preferred stock.

12.	EMPLOYEE BENEFIT PLANS

The Successor sponsors an employee benefit plan, the Digiplex 401(k) Profit Sharing Plan (the “Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of all full-time employees. The Plan provides that participants may contribute up to 100% of their compensation, subject to Internal Revenue Service limitations. The Plan allows employer discretionary matching contributions, and during the year ended June 30, 2012 the Successor instituted matching contributions pursuant to a formula. During the year ended June 30, 2012 and from the inception date (July 29, 2010) to June 30 2011 such contributions totaled $1 and $0.  The Successor also provides medical and dental benefit plans for its full time corporate employees with employer and employee cost sharing of premiums.

13.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the period.

The rights, including the liquidation and dividend rights, of the holders of the Successor’s Class A and Class B common stock are identical, except with respect to voting. Each share of Class B common stock is convertible into one share of Class A common stock at any time, at the option of the holder of the Class B common stock.

The following table sets forth the computation of basic net loss per share of Class A and Class B common stock of the Successor (in millions, except share and per share data):

		Inception date
		(July 29, 2010)
	Year Ended	to
	June 30,	June 30,
	2012	2011
Numerator for basic and diluted loss per share
Net loss	$(1,967)	$(790)
Preferred dividends	(257)	(112)
Net loss attributable to common shareholders	$(2,224)	$(902)
Denominator
Weighted average shares of common stock outstanding (1)	2,218,045	1,073,207
Basic and diluted net loss per share of common stock	$(1.00)	$(0.84)

(1)
The Successor has incurred net losses and, therefore, the impact of dilutive potential common stock equivalents totaling 60,667 shares are anti-dilutive and are not included in the weighted shares. The weighted average number of shares includes the effect of the one-for-two reverse stock split. Additionally, there are 110,500 shares of potentially dilutive common stock issued or issuable by the Successor in periods subsequent to June 30, 2012.

14.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	Successor		Predecessor
		Inception date
		(July 29, 2010)
		to
	Year Ended	June 30,	Year ended
	June 30, 2012	2011	December 31, 2010
Issuance of Series A common stock to seller of Cinema Centers theatres as part
of the acquisition	$1,840	$-	$-
Issuance of Series A preferred stock to seller of Rialto/Cranford theatres as part
of acquisition	-	500	-
Warrants issued to IPO underwriters	83	-	-
Accrued dividends in Series A preferred stock	257	112	-
Earnout payable to seller	25	-	-
Note payable to Cinema Centers	1,000	-	-
Dividends payable on conversion of Series A preferred stock to Class A
common stock	265	-	-
Interest paid	-	-	5
Taxes paid	3	-	58

15.	SUBSEQUENT EVENTS

On July 9, 2012, the Successor and Lisbon Cinema, the owner and operator of a 12 screen theatre in Lisbon, Connecticut signed a new Asset Purchase Agreement (“APA”) for the proposed purchase of the theatre. The new APA replaces a previously terminated version (originally dated February 13, 2012) and incorporates the provisions of the prior agreement with several new provisions, including an acquisition closing date on or before September 15, 2012 and a non-refundable payment of $50 to the seller which will be applied to the purchase price at closing. The Successor’s obligation to purchase Lisbon Cinema is subject to its securing adequate financing. The Lisbon theatre is already outfitted with digital cinema technology and the acquisition, if consummated, would bring the Successor’s total theatre circuit to 9 cinemas and 85 screens.  On September 12, 2012 the Successor and Lisbon Cinema agreed to extend the closing date to a date not later than September 30, 2012.

On August 6, 2012, the Successor granted 50,500 restricted stock awards, whereby shares of Class A Common Stock will be issued to several employees pursuant to the Equity Plan upon vesting.  The shares will vest over three years, ratably on each anniversary date.

In September 2012, the Successor and Nehst Media Enterprises (“Nehst”) formed Diginext, LLC.  Nehst will supply Diginext with monthly movie content, the first of which will be shown in theatres in September 2012, and may consist of independent films, documentaries or other specialty product.  Digiplex will have the option to display such content at its locations on an exclusive basis, or may choose to allow non-Digiplex venues to also display the content.  Digiplex will pay film rent to Diginext as it would any other movie distributor, and any profits of Diginext, from theatrical revenues as well as net revenues from other sources such as DVD’s, downloads, cable television, international distribution and sponsorship will be shared equally by the owners.  The Successor is not responsible for funding expenses of Diginext other than certain agreed upon items, such as auditing fees, if required.  As of June 30, 2012, the Diginext entity had not been created and there was no revenue or expenses associated with the joint venture recorded to the Successor’s statement of operations.

On September 17, 2012, the Successor paid the Note, plus accrued interest totaling $25, less $168 in offsets related to repairs and replacements of equipment and leasehold improvements that the Successor made subsequent to the closing of the acquisition.  The Successor believes it is entitled to legally offset such amount under the applicable agreements.

In September 2012, the Successor created a new class of preferred stock (the "Series B preferred stock") and on September 20, 2012 sold six shares of Series B preferred stock to two investors for total proceeds of $450, or $75 per share. Dividends are payable quarterly in cash at the rate of 4.5% per annum. The Series B Preferred Stock may be converted into the Successor’s Class A common stock at the option of the holder at any time after six months from the date of issue without the payment of additional consideration by dividing the original purchase price per share of Preferred Stock, as adjusted (the “Issue Price”) by the conversion price of $7.50 per share, as adjusted. Commencing six months from the date of issue, the Series B Preferred Stock is mandatorily convertible in the event that the daily volume weighted average price of the Successor’s Class A Common Stock for a consecutive 30 day trading period is not less than $10.00 per share. The Successor has the option to redeem the Series B Preferred Stock any time after one year from the date of issue at a price equal to 150% of the $75 Issue Price ($112.5 per share), subject to adjustments, plus all accrued and unpaid dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”)). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Exemption from Management's Report on Internal Control Over Financial Reporting for 2012

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies, and pursuant to an exemption granted to non-accelerated filers.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will appear in our Proxy Statement for our 2012 Annual Meeting of Stockholders to be held on or about December 21, 2012 (our “Proxy Statement”), which will be filed pursuant to Regulation 14A under the Exchange Act and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

Code of Ethics

We have adopted a code of ethics applicable to all members of the Board, executive officers and employees. Information about the code of ethics will appear in our Proxy Statement and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will appear in our Proxy Statement and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information required by this item will appear in our Proxy Statement and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will appear in our Proxy Statement and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will appear in our Proxy Statement and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Westfield, State of New Jersey, on September 24, 2012.

DIGITAL CINEMA DESTINATIONS CORP.

By:	/s/ A. Dale Mayo
A. Dale Mayo Chief Executive Officer and Chairman

By:	/s/ Brian Pflug
Brian Pflug, Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons on September 24, 2012 in the capacities and on the dates indicated:

Signature	Title

/s/ A. Dale Mayo	Chief Executive Officer and Chairman
A. Dale Mayo

/s/ Brian Pflug	Chief Financial Officer, Principal Accounting Officer and Director
Brian Pflug

/s/ Neil T. Anderson	Director
Neil T. Anderson

/s/ Richard Casey	Director
Richard Casey

/s/ Martin O’Connor, II	Director
Martin O’Connor, II

/s/ Charles Goldwater	Director
Charles Goldwater

EXHIBIT INDEX

Exhibit Number                                Description of Document

1.1 ******	Form of Underwriting Agreement
2.1*	Asset Purchase Agreement dated of December 31, 2010, by and between Rialto Theatre of Westfield, Inc., Cranford Theatre, Inc., DC Westfield Cinema, LLC, and DC Cranford Cinema, LLC.
2.2*	Asset Purchase Agreement dated of February 17, 2011, by and between DC Bloomfield Cinema, LLC and K&G Theatres, LLC.
2.3*
Asset Purchase Agreement dated of April 20, 2011, by and between Cinema Supply, Inc., d/b/a Cinema Centers, Martin Troutman, Doris Troutman, DC Cinema Centers, LLC, McNees Wallace & Nurick LLC, as escrow agent, and, solely with respect to Sections 2.6(a), 2.8, 2.9 and 2.10, Gina DiSanto, Trudy Withers, and Van Troutman.

2.4*
Amendment dated as of June 30, 2011 to the Asset Purchase Agreement dated as of May 3, 2011, by and between Cinema Supply, Inc., d/b/a Cinema Centers, Martin Troutman, Doris Troutman, DC Cinema Centers, LLC, McNees Wallace & Nurick, LLC, as escrow agent, and, solely with respect to Sections 2.6(a), 2.8, 2.9 and 2.10, Gina DiSanto, Trudy Withers, and Van Troutman.

2.5 ******
Amendment dated as of March 31, 2012 to the Asset Purchase Agreement dated as of May 3, 2011, by and between Cinema Supply, Inc., d/b/a Cinema Centers, Martin Troutman, Doris Troutman, DC Cinema Centers, LLC, McNees Wallace & Nurick, LLC, as escrow agent, and, solely with respect to Sections 2.6(a), 2.8, 2.9 and 2.10, Gina DiSanto, Trudy Withers, and Van Troutman.

2.6********	Asset Purchase Agreement dated as of February 13, 2012, by and between LisbonTheaters, Inc., Daniel C. O’Neil, Timothy M. O’Neil, and DC Lisbon Cinema, LLC.
2.7********	Asset Purchase Agreement dated as of July 9, 2012, by and between Lisbon Theaters, Inc., Daniel C. O’Neil, Timothy M. O’Neil, and DC Lisbon Cinema, LLC.
3.1*	Amended and Restated Certificate of Incorporation dated of December 8, 2010.
3.2*	Certificate of Designation of Series A preferred Stock dated of December 29, 2010.
3.3*	Bylaws
3.4**** 3.5	Form of Second Amended and Restated Certificate of Incorporation Certificate of Designation of Series B Preferred Stock.
4.1*****	Specimen of Class A Common Stock certificate
4.2 ******	Form of Warrants
10.1*	Employment Agreement dated as of September 1, 2010, by and between Digital Cinema Destinations, Corp. and A. Dale Mayo.
10.2*	Employment Agreement dated as of June 2011, by and between Digital Cinema Destinations, Corp. and Brian Pflug.
10.3	Intentionally Omitted
10.4*	Employment Agreement dated as of September 28, 2011, by and between Digital Cinema Destinations, Corp. and Jeff Butkovsky.
10.5*	Exhibitor Management Services Agreement dated as of January 28, 2011, by and between Cinedigm Cinema, Corp. and Digital Cinema Destinations, Corp.
10.6*	RealD™ System Leasing Agreement dated as of March 23, 2011, by and between RealD Inc., and Digital Cinema Destinations, Corp.
10.7*	Agreement to Loan Equipment dated as of June 2011, by and between Barco, Inc. and Digital Cinema Destinations, Corp.
10.8*	Equipment Warranty and Support Agreement dated as of March 29, 2011, by and between Barco, Inc. and Digital Cinema Destinations Corp.
10.9*	Special Events Network Affiliate Agreement dated as of March 14, 2011, by and between National CineMedia, LLC and Digital Cinema Destinations Corp.

10.10*	Network Affiliate Agreement dated as of March 14, 2011, by and between National CineMedia, LLC and Digital Cinema Destinations Corp.
10.11*	Lease Agreement dated as of December 31, 2010, by and between Cranford Theatre Holding Co, LLC and DC Cranford Cinema, LLC.
10.12*	Lease Agreement dated as of December 31, 2010, by and between Rialto Holding Co, LLC and DC Westfield Cinema, LLC.
10.13*	Lease Agreement dated as of February 6, 2008, by and between Wintonbury Mall Associates, LLC and K&G Theatres, LLC.
10.14*
First Amendment dated as of February 17, 2011, by and between Wintonbury Mall Associates, LLC, K&G Theatres, LLC and DC Bloomfield Cinema, LLC to the Lease Agreement dated of February 6, 2008, by and between Wintonbury Mall Associates, LLC and K&G Theatres, LLC.

10.15 ******	2012 Stock Option and Incentive Plan.
14.1***	Code of Ethics
21.1*	Subsidiaries of Digital Cinema Destinations, Corp.
23.4	Intentionally Omitted
23.5*******	Consent of Eaton & Van Winkle LLP (included in Exhibit 5.1)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.
__________
*	Filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on December 20, 2011 and incorporated herein by reference.

**	Filed as an exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on February 15, 2012 and incorporated herein by reference.

***	Filed as an exhibit to Amendment No. 3 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on March 7, 2012 and incorporated herein by reference.

*******	Filed as an exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on March 15, 2012 and incorporated herein by reference.

********	Filed as an exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on March 30, 2012 and incorporated herein by reference.

*********	Filed as an exhibit to Amendment No. 6 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 10, 2012 and incorporated herein by reference.

*******	Filed as an exhibit to Amendment No. 7 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 13, 2012 and incorporated herein by reference.

********	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 9, 2012 and incorporated herein by reference.