Form 10-K/A
period 2012-06-30
Digital Cinema Destinations Corp.
filed 2012-09-28
CIK 1510326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (“Form 10-K”) is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Registrants Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on September 24, 2012, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Registrant’s Form 10-K. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the original filings.

Item 6.  Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

	101.INS	XBRL Instance Document**

	101.SCH	XBRL Taxonomy Extension Schema Document**

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Westfield, State of New Jersey, on September 28, 2012.

DIGITAL CINEMA DESTINATIONS CORP.

By:	/s/ A. Dale Mayo
A. Dale Mayo Chief Executive Officer and Chairman

By:	/s/ Brian Pflug
Brian Pflug, Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons on September 28, 2012 in the capacities and on the dates indicated:

Signature	Title

/s/ A. Dale Mayo	Chief Executive Officer and Chairman
A. Dale Mayo

/s/ Brian Pflug	Chief Financial Officer, Principal Accounting Officer and Director
Brian Pflug

/s/ Neil T. Anderson	Director
Neil T. Anderson

/s/ Richard Casey	Director
Richard Casey

/s/ Martin O’Connor, II	Director
Martin O’Connor, II

/s/ Charles Goldwater	Director
Charles Goldwater