Form 10-Q
period 2012-09-30
Digital Cinema Destinations Corp.
filed 2012-11-14
CIK 1510326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
UNITED STATES

As of November 14, 2012, 4,519,452 shares of Class A Common Stock, $0.01 par value, and 900,000 shares of Class B Common Stock, $0.01 par value, were outstanding.

 DIGITAL CINEMA DESTINATIONS CORP.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	June 30,
	2012	2012
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,449	$2,037
Accounts receivable	491	238
Inventories	77	78
Deferred financing costs, current portion	62	-
Prepaid expenses and other current assets	316	381
Total current assets	2,395	2,734
Property and equipment, net	20,686	15,432
Goodwill	1,521	980
Intangible assets, net	4,112	4,114
Security deposit	3	3
Deferred financing costs, long term portion	249	-
Other assets	11	14
TOTAL ASSETS	$28,977	$23,277
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,616	$1,939
Payable to vendor for digital systems	-	3,334
Notes payable, current portion	360	1,000
Earn out from theater acquisitions, current portion	79	79
Deferred revenue	13	31
Dividends payable	1	-
Total current liabilities	2,069	6,383
NONCURRENT LIABILITIES
Notes payable, long term portion	9,642	-
Earn out from theater acquisitions, long term portion	550	-
Unfavorable leasehold liability, long term portion	185	190
Deferred rent expense	125	83
Deferred tax liability	49	39
TOTAL LIABILITIES	12,620	6,695
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of September 30, 2012 and June 30, 2012, 6 and 0 shares of Series B Preferred Stock issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	-	-
Class A Common stock, $.01 par value: 20,000,000 shares authorized and 4,519,452 shares issued and outstanding	45	45
Class B Common stock, $.01 par value, 900,000 shares authorized and 900,000 shares issued and outstanding	9	9
Additional paid-in capital	19,721	19,285
Accumulated deficit	(3,418)	(2,757)
Total stockholders' equity	16,357	16,582
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,977	$23,277

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended
	September 30,
	2012	2011
REVENUES
Admissions	$3,009	$742
Concessions	1,199	199
Other	139	39
Total revenues	4,347	980
COSTS AND EXPENSES
Cost of operations:
Film rent expense	1,439	328
Cost of concessions	164	40
Salaries and wages	513	143
Facility lease expense	523	120
Utilities and other	741	158
General and administrative	737	321
Depreciation and amortization	849	129
Total costs and expenses	4,966	1,239

OPERATING LOSS	(619)	(259)

OTHER EXPENSE
Interest expense	(23)	-
Non-cash interest expense	(2)	-
LOSS BEFORE INCOME TAXES	(644)	(259)

Income tax expense	17	5
NET LOSS	$(661)	$(264)

Preferred stock dividends	(1)	(73)
Net loss attributable to common stockholders	$(662)	$(337)

Net loss per Class A and Class B common share- basic and diluted	$(0.12)	$(0.23)

Weighted average common shares outstanding:	5,419,452	1,469,166

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(661)	$(264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	849	129
Deferred tax expense	10	5
Stock-based compensation	43	16
Amortization of unfavorable lease liability	(5)	-
Paid-in-kind interest added to notes payable	2	-
Changes in operating assets and liabilities:
Accounts receivable	(421)	(73)
Inventories	7	1
Prepaid expenses and other current assets	69	(111)
Other assets	3	-
Accounts payable and accrued expenses	(323)	(174)
Payable to vendor for digital systems	(3,334)	-
Deferred revenue	(18)	-
Deferred rent expense	42	10
Net cash used in operating activities	(3,737)	(461)
Investing activities:
Purchase of property and equipment	(98)	(216)
Theater acquisition	(6,014)	-
Cash acquired in Lisbon acquisition	10	-
Net cash used in investing activities	(6,102)	(216)
Financing activities:
Repayment of notes payable	(832)	-
Proceeds from notes payable	10,000	-
Payment of financing costs	(311)	-
Proceeds from issuance of preferred stock	450	400
Costs associated with issuance of stock	(56)	(23)
Net cash provided by financing activities	9,251	377
Net change in cash and cash equivalents	(588)	(300)
Cash and cash equivalents, beginning of year	2,037	1,068
Cash and cash equivalents, end of period	$1,449	$768

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

1.           THE COMPANY AND BASIS OF PRESENTATION

Digital Cinema Destinations Corp. (“Digiplex”) and together with its subsidiaries (the “Company”) was incorporated in the State of Delaware on July 29, 2010. Digiplex is the parent Company of its wholly owned subsidiaries, DC Westfield Cinema LLC, DC Cranford Cinema LLC, DC Bloomfield Cinema LLC, DC Cinema Centers LLC, and DC Lisbon Cinema LLC (the “Theaters”), with the intent to acquire further businesses operating in the movie exhibition industry sector. Digiplex, through its subsidiaries, operates nine theaters with 85 screens in New Jersey, Connecticut and Pennsylvania. As described in Note 3, the DC Lisbon Cinema LLC subsidiary completed its acquisition of the Lisbon theater on September 29, 2012.

The accompanying unaudited condensed consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission (“ SEC”) on September 24, 2012 (the “Form 10-K”).  In the opinion of management, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements.  The operating results for the interim periods presented herein are not necessarily indicative of the results expected for the full year ending June 30, 2013.

On December 31, 2010 the Company acquired certain assets of the Rialto Theater of Westfield, Inc. (the “Rialto”) and Cranford Theater, Inc. (the “Cranford”) located in New Jersey.  On February 17, 2011, the Company acquired certain assets of the Bloomfield 8 theater (the “Bloomfield”) located in Connecticut. On April 20, 2012, the Company acquired certain assets of five movie theaters located in Pennsylvania (“Cinema Centers”).  On September 29, 2012, the Company acquired certain assets of a movie theater located in Lisbon, Connecticut (the “Lisbon”).  Accordingly, the operating results of these businesses are included in the Company’s results of operations from the respective acquisition dates.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of Digiplex and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Initial Public Offering

On April 20, 2012, the Company completed its initial public offering (“IPO”) of 2,200,000 shares of Class A common stock at a price of $6.10 per share, for net proceeds of $11,400 after deducting underwriting discounts and offering expenses of $2.0 million. Upon completion of the IPO, all 1,972,500 shares of Series A preferred stock that were outstanding converted into 986,250 shares of Class A common stock (with the effect of the one-for-two reverse stock split). The Company also issued 66,191 shares of Class A common stock as payment of $265 of dividends on the Series A preferred stock through December 31, 2011 and in May 2012, paid cash dividends of $102 on the Series A preferred stock for the period from January 1, 2011 through April 20, 2012. As of April 20, 2012, the Company’s 2012 Stock option and incentive plan also became effective.  (See Note 10).

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

Revenue Recognition

Revenues are generated principally through admissions and concessions sales on feature film displays, with proceeds received in cash or credit card at the Company’s point of sale terminal at the Theaters.  Revenue is recognized at the point of sale. Credit card sales are normally settled in cash within approximately three business days from the point of sale, and any credit card chargebacks have been insignificant. Other revenue consists of theater rentals for parties, camps, civic groups and other activities, advertising revenue under our advertising contract and our portion of game income, ATM fees and internet ticketing fees. Rental revenue is recognized at the time of the rental.  Advertising revenue is recorded based on an expected per-patron amount and the number of patrons over the contract period as the advertising is being delivered on screen. Other revenue items are recognized as earned in the period.  In addition to traditional feature films, the Company also displays concerts, sporting events, children’s programming and other non-traditional content on their screens (such content referred to herein as “alternative content”).  Revenue from alternative content programming also consists of admissions and concession sales. The Company also sells theater admissions in advance of the applicable event, and sells gift cards for patrons’ future use. The Company defers the revenue from such sales until considered redeemed.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2012 and June 30, 2012, the Company held substantially all of its cash in checking or money market accounts with major financial institutions, and had cash on hand at the Theaters in the normal course of business.

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

The Company records depreciation and amortization using the straight-line method, over the following estimated useful lives:

Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease term or estimated asset life
Building and improvements	17 years (end of initial land lease term)
Digital systems and related equipment	10 years
Computer equipment and software	3 years

Goodwill

The carrying amount of goodwill at September 30, 2012 and June 30, 2012 was $1,521 and $980, respectively. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles — Goodwill and Other — Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theater operations. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less any net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy.

The changes in carrying amounts of goodwill are as follows:

Total
Balance as of June 30, 2012	$980
Goodwill resulting from the Lisbon acquisition	541
Balance as of September 30, 2012	1,521

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

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Fair Value of Measurements

The fair value measurement disclosures are grouped into three levels based on valuation factors:

•	Level 1 – quoted prices in active markets for identical investments

•	Level 2 – other significant observable inputs (including quoted prices for similar investments and market corroborated inputs)

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

Assets and liabilities measured at fair value on a recurring basis use the market approach, where prices and other relevant information are generated by market transactions involving identical or comparable assets or liabilities.

The following tables summarize the levels of fair value measurements of the Company’s financial assets as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
Earn-out from theater acquisitions	$-	$-	$629	$629
	$-	$-	$629	$629

The following tables summarize the levels of fair value measurements of the Company’s financial assets as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Earn-out from theater acquisitions	$-	$-	$79	$79
	$-	$-	$79	$79

Earn-out from acquisitions is a liability to the sellers of the Rialto, the Cranford and the Lisbon theaters and is based upon meeting certain financial performance targets.  The preliminary estimates of the fair value of the Lisbon earn-out was estimated by a forecast of theater level cash flow, as defined by the Lisbon asset purchase agreement. That measure is based on significant inputs that are not observable in the market, which are considered Level 3 inputs.

The following summarized changes in the earn-out during the three months ended September 30, 2012:

Total
Balance as of June 30, 2012	$79
Estimated earn-out from the Lisbon acquistion	550
Balance as of September 30, 2012	629

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Key assumptions underlying the preliminary Lisbon earn-out include a discount rate of 12.5 percent and that Lisbon will achieve its forecasted financial performance target in the one year earn-out period.  As of September 30, 2012, the amount recognized for all earn-outs, the range of outcomes, and the assumptions used to develop the estimated had not changed.

Deferred Rent Expense

The Company recognizes rent expense on a straight-line basis, after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term.

Deferred Financing Costs

The Company has debt issuance costs related to issuance of a note payable with a financial institution that will be amortized using the effective interest method over the term of the note payable.

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

The film rent expense on the statement of operations of the Company for the three months ended September 30, 2012  and 2011was reduced by virtual print fees (“VPFs”) of $244 and $70, respectively, under a master license agreement exhibitor-buyer arrangement with a third party vendor.  VPFs represent a reduction in film rent paid to film distributors. Pursuant to this master license agreement, the Company will purchase and own digital projection equipment and the third party vendor, through its agreements with film distributors, will collect and remit VPFs to the Company, net of a 10% administrative fee.  VPFs are generated based on initial display of titles on the digital projection equipment.

Stock-Based Compensation

The Company recognizes stock-based compensation expense to employees based on the fair value of the award at the grant date with expense recognized over the service period, which is usually the vesting period for employees, using the straight-line recognition method of awards subject to graded vesting.

The Company uses the black-scholes valuation model to determine the fair value of stock options and warrants.  The fair value of the restricted stock awards is determined by the stock value on the award date.  The Company recognizes an estimate for forfeitures of unvested awards.  These estimates are adjusted as actual forfeitures differ from the estimate.

The Company has also issued common stock to non-employees in exchange for services. The Company measures  and records stock-based compensation at fair value at the earlier of the date the performance commitment is reached or when the performance is complete.  The expense recognized is based on the fair market value of  the Company’s stock issued.

Segments

As of September 30, 2012, the Company managed its business under one reportable segment: theater exhibition operations. All of the Company’s operations are located in the United States.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Recently Adopted Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-4, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS”, to substantially converge the fair value measurement and disclosure guidance in US GAAP and IFRS. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. The Company adopted this standard on July 1, 2012.

In June 2011, the FASB issued ASU 2011-5, “Presentation of Comprehensive Income”, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011.  The provisions of this guidance are effective for the Company beginning July 1, 2012 and are required to be applied retroactively. The Company adopted this standard on July 1, 2012.

 In September 2011, the FASB issued ASU 2011-8, “Intangibles — Goodwill and Other”. This guidance allows an entity an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the provisions of this guidance effective July 1, 2012.

Recently Issued Standards

In July 2012, the FASB issued a new accounting standard update, which amends guidance allowing an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite – lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update provides further guidance of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite – lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. The Company is in the process of analyzing the update and does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.  The Company plans to adopt this standard on October 1, 2012.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

3.           ACQUISITIONS

On April 20, 2012, the Company acquired the five theaters that comprise Cinema Centers theaters. The purchase price totaled $13,939, consisting of: a cash payment of $11,099, 335,000 shares of Class A Common Stock valued at $1,840, and a short-term note payable for $1,000 (the “Note”). The Company acquired certain assets and assumed the operating leases for each theater facility. The Company did not assume any debt, capital lease obligations or any other liabilities of Cinema Centers. The Class A Common Stock issued to the seller was valued using the Company’s IPO price, less a 10% discount attributed to certain restrictions imposed on the seller on the resale of the stock. The Company recorded goodwill from the Cinema Centers acquisition of $84, representing the premium paid over the fair value of the net tangible and intangible assets acquired. Goodwill is mainly attributable to the reputation that the Cinema Centers business has in its markets.

As of June 30, 2012, the Company recorded the provisional allocation of the purchase price based on management’s preliminary analysis.  As of September 30, 2012, the Company finalized the allocation of purchase price and based on the final allocation, there was no change to the purchase price allocation recorded as of June 30, 2012.

On September 29, 2012, the Company acquired certain assets and assumed certain liabilities of the Lisbon theater, with 12 screens located in Lisbon, Connecticut, from a third party seller for a purchase price of $6,564, which consisted of a cash payment of $6,014, and an earn-out liability calculated based upon forecasted financial results over a 12 month time period following the closing, which the Company recorded at a preliminary fair value of $550. The expected range of the earn-out liability was $0 to $1,144. Accordingly, the total purchase price was allocated to the identifiable assets acquired based on their estimated fair values at the date of acquisition. The goodwill of $541 represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired.  Goodwill is mainly attributable to the assembled work force and synergies expected to arise after acquisition of the business. The allocation of the purchase price is based on management's preliminary judgment after evaluating several factors, using assumptions for the income and royalty rate approaches and the discounted earnings approach, and projections determined by Company management. The Company is  in the process of finalizing the fair values of assets acquired and liabilities assumed.  The Company incurred approximately $30 in acquisition costs which is expensed and included in general and administrative expenses in the consolidated statement of operations for the three months ended September 30, 2012.

The provisional purchase price for the Lisbon theater was allocated as follows:

Lisbon
theatre
ASSETS
Cash	$10
Prepaid expenses	4
Inventory	6
Property and equipment	5,693
Covenants not to compete	310
Goodwill	541
Total purchase price	6,564

LIABILITIES AND OTHER
Earnout liability	550
Total purchase price paid in cash	$6,014

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

The results of operations of the acquired Theaters are included in the consolidated statement of operations from the dates of acquisition. The following are the unaudited pro forma results of operations of the Company for the three months ended September 30, 2012 and 2011, respectively. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	For the Three Months Ended
	September 30,
	2012	2011
Revenues	$5,339	$2,170
Net loss	(679)	(187)

4.           ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	June 30,
	2012	2012
VPFs	$342	$155
Advertising	97	60
Other	52	23
Total	$491	$238

5.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	June 30,
	2012	2012
Insurance	$65	$231
Projector and other equipment maintenance	125	34
Real estate taxes	38	27
Financing costs and acquisition-related deposits	65	10
Due from former theater owners	-	42
Other theater operating expenses	23	37
Total	$316	$381

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

6.           PROPERTY AND EQUIPMENT

Property and equipment, net was comprised of the following:

	September 30,	June 30,
	2012	2012
Furniture and fixtures	$1,866	$1,577
Leasehold improvements	8,293	8,275
Building and improvements	4,603	-
Digital projection equipment	5,793	5,235
Computer equipment and software	1,501	1,180
	22,056	16,267
Less: accumulated depreciation and amortization	(1,370)	(835)
Total property and equipment, net	$20,686	$15,432

7.           INTANGIBLE ASSETS

Intangible assets, net consisted of the following as of September 30, 2012:

	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$3,016	$602	$2,414	3-5
Covenants not to compete	801	119	682	3
Favorable leasehold interest	1,084	68	1,016	Remaining lease term
	$4,901	$789	$4,112

Intangible assets, net consisted of the following as of June 30, 2012:

	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$3,016	$369	$2,647	3-5
Covenants not to compete	491	77	414	3
Favorable leasehold interest	1,084	31	1,053	Remaining lease term
	$4,591	$477	$4,114

The weighted average remaining useful life of the Company’s trade names, covenants not to compete, and favorable leasehold interests is 4.32 years, 2.58 years and 7.05 years, respectively, as of  September 30, 2012.

Remaining amortization of intangible assets at over the next five fiscal years is as follows:

As of September 30,	Total
2013 (remaining nine months)	$1,008
2014	1,334
2015	1,074
2016	222
2017	145

  DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

8.           LEASES

The Company accounts for all of its leases as operating leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of September 30, 2012 are summarized for the following fiscal years (in thousands):

June 30,	Total
2013 (remaining nine months)	$1,695
2014	2,313
2015	2,354
2016	2,412
2017	2,113
Thereafter	13,360
Total	$24,247

Rent expense under non-cancelable operating leases was $508 and $120 for the three months ended September 30, 2012 and 2011, respectively. All of the Company’s facility leases require the payment of additional rent if certain revenue targets are exceeded. Additional rent expense of $15 and $0 was recorded in the three months ended September 30, 2012 and 2011, respectively.

9.           COMMITMENTS AND CONTINGENCIES

The Company believes that it is in substantial compliance with all relevant laws and regulations, and are not aware of any current, pending or threatened litigation that could materially impact the Company.

The Company has entered into employment contracts, to which we refer to as the “employment contracts”, with three of its current executive officers. Under the employment contracts, each executive officer is entitled to severance payments in connection with the termination of the executive officer’s employment by the Company “without cause”, by the executive officer for “good reason”, or as a result of a “change in control” of the Company (as such terms are defined in the employment contracts). Pursuant to the employment contracts, the maximum amount of payments and benefits in the aggregate, if such executives were terminated (in the event of a change of control) would be approximately $1,485.

A. Dale Mayo, the Company’s Chief Executive Officer (“CEO”), is entitled to additional compensation based on the amount of revenues the Company generates, as specified in his employment contract. For the three months ended September 30, 2012 and 2011, respectively the Company recorded $60 and $0 of compensation expense under this arrangement.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

All of the Company’s current operations are located in Pennsylvania, New Jersey and Connecticut, with the customer base being public attendance. The Company’s main suppliers are the major movie studios, primarily located in the greater Los Angeles area. Any events impacting the region the Company operates in, or impacting the movie studios, who supply movies to the Company, could significantly impact the Company’s financial condition and results of operations.

10.           STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Capital Stock

 As of September 30, 2012, the Company’s authorized capital stock consisted of:

•           20 million shares of Class A common stock, par value $0.01 per share;

•           900,000 shares of Class B common stock, par value $0.01 per share;

•           10 million shares preferred stock, par value $0.01 per share;

Of the authorized shares of Class A common stock, 4,519,452 shares were issued and outstanding as of September 30, 2012. Of the authorized shares of Class B common stock, 900,000 shares were issued and outstanding as of September 30, 2012, all of which are held by the Company’s CEO. In March 2012, the Company’s certificate of incorporation was amended to reduce the authorized number of shares of Class B common stock from 5,000,000 shares to 900,000 shares. Of the authorized shares of preferred stock, 6 and 0 shares of Series B Preferred Stock were issued and outstanding as of September 30, 2012 and June 30, 2012, respectively. The material terms and provisions of the Company’s capital stock are described below.

Common Stock

The Class A and the Class B common stock of the Company are identical in all respects, except for voting rights and except that each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock. Each holder of Class A common stock will be entitled to one vote for each outstanding share of Class A common stock owned by that stockholder on every matter submitted to the stockholders for their vote. Each holder of Class B common stock will be entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter submitted to the stockholders for their vote. Except as required by law, the Class A and the Class B common stock will vote together on all matters. Upon any transfer of Class B common stock by the Company’s CEO, such transferred shares will be converted to Class A shares.  Subject to the dividend rights of holders of any outstanding preferred stock, holders of common stock are entitled to any dividend declared by the board of directors out of funds legally available for this purpose, and, subject to the liquidation preferences of any outstanding preferred stock, holders of common stock are entitled to receive, on a pro rata basis, all the Company’s remaining assets available for distribution to the stockholders in the event of the Company’s liquidation, dissolution or winding up. No dividend can be declared on the Class A or Class B common stock unless at the same time an equal dividend is paid on each share of Class B or Class A common stock, as the case may be. Dividends paid in shares of common stock must be paid, with respect to a particular class of common stock, in shares of that class. Holders of common stock do not have any preemptive right to become subscribers or purchasers of additional shares of any class of the Company’s capital stock. The outstanding shares of common stock are, when issued and

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

paid for, fully paid and nonassessable. The rights, preferences and privileges of holders of common stock may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.

Preferred Stock

The Company’s certificate of incorporation allows the Company to issue, without stockholder approval, preferred stock having rights senior to those of the common stock. The Company’s board of directors is authorized, without further stockholder approval, to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. Prior to April 20, 2012, the Company had outstanding 1,972,500 shares of Series A preferred stock which earned dividends at a rate of 8% per annum. The Series A preferred stock was originally convertible into Class A Common Stock at any time, at the option of the holder, on a one-for-one basis. However, following the one-for-two reverse stock split the Series A preferred stock became convertible into one share for every two shares of Series A preferred stock. The Series A preferred stock was required to be converted into Class A Common Stock, upon the occurrence of certain events, such as an IPO of the Company’s common stock at a price greater than 150% of the original issue price of the Series A preferred stock, as adjusted. The original issue price was $2.00 per share, and was adjusted to $4.00 per share following the one-for-two reverse split, making the price at which the Series A preferred stock was mandatorily convertible, at $6.00 per common share.

Upon completion of the IPO at $6.10 per share, all of the Series A preferred stock converted into 986,250 shares of Class A common stock. In addition, the Company issued 66,191 shares of Class A common stock in payment for a portion of the dividends the holders were entitled to, with the remaining dividends paid in cash of $102.

In September 2012, the Company created a new class of preferred stock (the "Series B preferred stock") and on September 20, 2012 sold six shares of Series B preferred stock to two investors for total proceeds of $450, or $75,000 per share. Dividends are payable quarterly in cash at the rate of 4.5% per annum.   The amount of dividends accrued at September 30, 2012 was $1. The Series B Preferred Stock may be converted into the Company’s Class A common stock at the option of the holder at any time after six months from the date of issue without the payment of additional consideration by dividing the original purchase price per share of Preferred Stock, as adjusted (the “Issue Price”) by the conversion price of $7.50 per share, as adjusted. Commencing six months from the date of issue, the Series B Preferred Stock is mandatorily convertible in the event that the daily volume weighted average price of the Company’s Class A Common Stock for a consecutive 30 day trading period is not less than $10.00 per share. The Company has the sole option to redeem the Series B Preferred Stock any time after one year from the date of issue at a price equal to 150% of the $75,000 Issue Price ($112,500 per share), subject to adjustments, plus all accrued and unpaid dividends.

Dividends

No dividends were declared on the Company’s common stock during the year and management does not anticipate doing so. As described above, the Company paid dividends on the Series A Preferred Stock prior to its conversion into Class A common stock, and will pay dividends on its Series B Preferred Stock.

Stock-Based Compensation and Expenses

On August 6, 2012, the Company issued restricted stock awards totaling 50,500 shares of its Class A common stock to employees which will vest evenly over three years on an annual basis.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

The total stock-based compensation of $43 and $16 for the three months ended September 30, 2012 and 2011, respectively is included in general and administrative expenses in the statement of operations.

 The following summarizes the activity of the unvested share awards for the three months ended September 30, 2012:

Unvested balance at June 30, 2012	16,668
Issuance of awards	50,500
Vesting of awards	-
Unvested balance at September 30, 2012	67,168

The weighted average remaining vesting period as of September 30, 2012 is 1.58 years. As of September 30, 2012 there was $349 of remaining expense associated with unvested share awards.

11.           NOTES PAYABLE

In connection with the acquisition of the Cinema Centers theaters on April 20, 2012, the Company issued to the seller the Note for $1.0 million, that was due on September 17, 2012 and bearing interest at 6.0% per annum.  The Note may be prepaid at any time without penalty.  The Note was repaid on September 17, 2012, less $168 in offsets related to repairs and replacements of equipment and leasehold improvements the Company made subsequent to the closing of the acquisition.  In November 2012, the Company and the seller agreed to share these costs equally and the Company will pay the seller $84 to settle the matter.

On September 28, 2012, the Company entered into a loan agreement for $10.0 million due September 28, 2017, at an interest rate equal to 30 day LIBOR plus 10.50% per annum, with a 2.5% floor (the “Northlight loan”).  The Company expects the 2.5% floor to be applicable due to the current floor rates.  During the first 18 months from the closing date,  all interest in excess of 10.00% per annum that would otherwise be paid in cash during the 18-month period may, at the Company’s option, be paid in kind (“PIK interest”), and thereafter  all interest due is payable in cash. PIK interest, if any, will be added to the principal balance of the loan and amortized during the remaining term of the loan.  The Company primarily used the net proceeds from the Northlight loan to acquire certain assets and assume certain liabilities of Lisbon Theaters, Inc., pay the obligation to a vendor for digital systems, pay fees and expenses associated with the Northlight loan and the Lisbon acquisition, and to provide working capital. Interest and principal payments under the terms of the Northlight loan commence on October 31, 2012. The Northlight loan is secured by, among other things, the Company’s membership interest in each of the Company’s operating subsidiaries and all of the operating subsidiaries’ assets, including the theater leases and requires meeting certain financial covenant ratios. As of September 30, 2012, the Company was in compliance with all financial covenants. Total debt issuance costs recorded as of September 30, 2012 was $311.

The principal payments required over the term of the Northlight loan are summarized as follows, in fiscal years:

2013	$270
2014	$1,343
2015	$1,670
2016	$1,670
2017	$1,670
2018	$3,377

The Northlight loan is mandatorily pre payable from 25% of the Company’s Excess Cash Flow (as defined in the Northlight loan agreement) beginning on September 30, 2013 and annually thereafter.

 12.           INCOME TAXES

The Company recorded income tax expense of approximately $17 and $5 for the three months ended September 30, 2012 and 2011, respectively. The Company's tax provision for all periods had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded for the

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

three months ended September 30, 2012 and 2011 included the accrual of non-cash tax expense of approximately $9 and $3, respectively of changes in the valuation allowance in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The Company expects the naked credit to result in approximately $12 of additional non-cash income tax expense over the remainder of the year ending June 30, 2013.

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. For the three months ended September 30, 2012 and 2011, the differences between the effective tax rate of (2.6)% and (3.4)%, respectively, and the U.S. federal statutory rate of 35% principally resulted from state and local taxes, graduated federal tax rate reductions, non-deductible expenses and changes to the valuation allowance.

13.           RELATED PARTY TRANSACTIONS

The total rent expense under operating leases with a landlord that owns the Rialto and Cranford theaters and owns shares of the Company’s Class A common stock was $90 and $82 for the three months ended September 30, 2012 and 2011, respectively.

14.           NET LOSS PER SHARE

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

The following table sets forth the computation of basic net loss per share of Class A and Class B common stock of the Company (in millions, except share and per share data):

	Three Months Ended
	September 30,
	2012	2011
Numerator for basic and diluted loss per share
Net loss	$(661)	$(264)
Preferred dividends	(1)	(73)
Net loss attributable to common shareholders	$(662)	$(337)
Denominator
Weighted average shares of common stock outstanding (1)	5,419,452	1,469,166
Basic and diluted net loss per share of common stock	$(0.12)	$(0.23)

(1)The Company has incurred net losses and, therefore, the impact of dilutive potential common stock equivalents totaling 173,167 and 943,345 shares for the three months ended September 31, 2012 and 2011, respectively are anti-dilutive and are not included in the weighted shares. The weighted average number of shares includes the effect of the one-for-two reverse stock split.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

15.           SUPPLEMENTAL CASH FLOW DISCLOSURE

	Three Months Ended
	September 30,
	2012	2011
Accrued dividends on Series A preferred stock	$-	$73
Accrued dividends on Series B preferred stock	1	-
Earnout payable to seller	550	-
PIK interest on Northlight loan	2	-
Taxes paid	-	-
Interest paid	24	-
Amount offset on Note repayment	168	-

16.           DIGINEXT

In September 2012, the Company and Nehst Media Enterprises (“Nehst”) formed a joint venture called Diginext.  Under the joint venture agreement, Nehst will supply Diginext with periodic movie content, the first of which was shown in theaters in September 2012, and may consist of independent films, documentaries or other specialty product.  Digiplex will have the option to display such content at its locations on an exclusive basis, or may choose to allow non-Digiplex venues to also display the content.  Digiplex will pay film rent to Diginext as it would any other movie distributor, and any profits of Diginext, from theatrical revenues as well as net revenues from other sources such as DVD’s, downloads, cable television, international distribution and sponsorship will be shared equally by the owners.  The Company is not responsible for funding expenses of Diginext other than certain agreed upon items, such as auditing fees, if required.  The Company and Nehst have not made capital contributions to the joint venture as of September 30, 2012.  As of September 30, 2012, there was an insignificant amount of revenue and expenses associated with the joint venture, and the Company is in the process of evaluating the accounting related to this joint venture.

17.           SUBSEQUENT EVENTS

In September 2012, the Company repaid its note to the seller of the Cinema Centers theaters, less $168 in offsets related to repairs and replacements of equipment and leasehold improvements that the Company made subsequent to the closing of the acquisition. In November 2012, the Company and the seller agreed to share these costs equally and the Company will pay the seller $84 in full satisfaction of the Note.

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

Overview

At September 30, 2012, we operated nine theaters located in New Jersey, Connecticut and Pennsylvania, consisting of 85 screens. Our theaters had over 416,000 and 84,000 attendees for the three months ended September 30, 2012 and 2011, respectively (for the portion of the periods we operated them).

Our theaters operated as of September 30, 2012 are:

• a 6 screen theater known the Rialto, located in Westfield, New Jersey;

• a 5 screen theater known as the Cranford theater, located in Cranford, New Jersey;

• an 8 screen theater known as the Bloomfield 8, located in Bloomfield, Connecticut;

• an 11 screen theater known as Cinema Center of Bloomsburg, located in Bloomsburg, Pennsylvania;

• a 12 screen theater known as Cinema Center of Camp Hill, located in Camp Hill, Pennsylvania;

• a 10 screen theater known as Cinema Center of Fairground Mall, located in Reading, Pennsylvania;

• a 12 screen theater known as Cinema Center of Selinsgrove, located in Selinsgrove, Pennsylvania; and

• a 9 screen theater known as Cinema Center of Williamsport, located in Williamsport, Pennsylvania.

• a 12 screen theater known as the Lisbon theater, located in Lisbon, Connecticut.

We acquired the Rialto and the Cranford theater from one seller on December 31, 2010, the Bloomfield 8 on February 17, 2011, all of the five Pennsylvania locations, containing 54 screens (“Cinema Centers”), on April 20, 2012 and the Lisbon theater on September 29, 2012.

On September 28, 2012, we entered into a loan agreement with Northlight Financial, LLC for $10.0 million (the “Northlight Loan”). The Northlight loan was used to fund our acquisition of the Lisbon theater for $6.0 million, pay a digital systems vendor for systems we previously installed for $3.3 million, pay fees and expenses associated with the Northlight loan and the Lisbon theater acquisition, and to provide working capital.

We completed the Lisbon theater acquisition on September 29, 2012 in an all-cash transaction. The Lisbon theater is fully converted to digital projection systems and has over 388,000 attendees on an annual basis.

Our plan to expand our business is based on our business strategy, centered on our slogan “cinema reinvented,” and includes:

•
Acquisitions of existing historically cash flow positive theaters in free zones. We intend to selectively pursue multi-screen theater acquisition opportunities that meet our strategic and financial criteria. Our philosophy is to “buy and improve” existing facilities rather than “find and build” new theaters. We believe this approach provides more predictability, speed of execution and lower risk.

•
Creation of an all-digital theater circuit utilizing our senior management team’s extensive experience in digital cinema and related technologies, alternative content selection and movie selection. We will convert the theaters we acquire to digital projection platforms (if not already converted) with an appropriate mix of RealD™ 3D auditoriums in each theater complex.

•
Offering our customers a program of popular movies and alternative content such as sports, concerts, opera, ballet and video games to increase seat utilization and concession sales during off peak and some peak periods.

•
Deployment of state of the art integrated software systems for back office accounting and remote camera surveillance systems for theater management which enable us to manage our business efficiently and to provide maximum scheduling flexibility while reducing operational costs.

•
Active marketing of the Digiplex brand and our programs to consumers using primarily new media tools such as social media, website design and regular electronic communications to our targeted audience.

•
Enhancing our alternative content programs with themed costuming for our theater personnel, food packages, scripted introductions by theater managers, and the use of selected staff members called “ambassadors” to employ various social media tools before, during and after each event to promote the event and the Digiplex brand.

Other than the funds resulting from our capital raised to date, there can be no assurance, however, that we will be able to secure financing necessary to implement our business strategy, including to acquire additional theaters or to renovate and digitalize the theaters we do acquire.

 We manage our business under one reportable segment: theater exhibition operations.

Components of Operating Results

Revenues

We generate revenues primarily from admissions and concession sales with additional revenues from screen advertising sales and other revenue streams, such as theater rentals and private parties. Our advertising agreement with National CineMedia, LLC (“NCM”) has assisted us in expanding our offerings to domestic advertisers and will be broadening ancillary revenue sources, such as digital video monitor advertising and third party branding. Our alternative content agreements with NCM and others has assisted us in expanding our alternative content offerings, such as live and pre-recorded concert events, opera, ballet, sports programs, and other cultural events. In addition to NCM, we select, market and exhibit alternative content from a variety of other sources, including Emerging Pictures, Cinedigm Digital Cinema Corp., Screenvision, and others as they offer their programs to us. Our existing nine theaters are located in “free zones,” or areas that permit us to acquire movies from any distributor. As such, we display all of the leading movies and can tailor our offerings to each of our markets.

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

Expenses

Film rent expenses are variable in nature and fluctuate with our admissions revenues. Film rent expense as a percentage of revenues is generally higher for periods in which more blockbuster films are released. Film rent expense can also vary based on the length of a film’s run and are generally negotiated on a film-by-film and theater-by-theater basis. Film rent expense is higher for mainstream movies produced by the Hollywood studios, and lower for art and independent product. Film rent expense is reduced by virtual print fees (“VPFs”) that we record from motion picture distributors under an exhibitor-buyer agreement that entitles us to payments for the display of digital movies.

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

Salaries and wages include a fixed cost component (i.e., the minimum staffing costs to operate a theater facility during non-peak periods) and a variable component in relation to revenues as theater staffing is adjusted to respond to changes in attendance.

Facility lease expense is primarily a fixed cost at the theater level as most of our facility operating leases require a fixed monthly minimum rent payment. Our leases are also subject to percentage rent in addition to their fixed monthly rent if a target annual revenue level is achieved.

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

•
Pennsylvania Theater Acquisition. On April 20, 2012, we acquired certain assets of Cinema Centers, a chain of five theaters with 54 screens located in central Pennsylvania.  The purchase price for Cinema Centers was $13.9 million, consisting of $11.1 million in cash paid at closing, a note for $1.0 million due on September 17, 2012 and 335,000 shares of Class A common stock with a fair value of $1.8 million.  We also assumed the operating lease of each theater location.  No debt or other liabilities were assumed.

•
Lisbon Theater Acquisition. On September 29, 2012 we acquired certain assets of the Lisbon theater, a 12-screen theater located in north eastern Connecticut for a purchase price of  $6.6, which consisted of a cash payment of $6.0, and an earn-out.  The preliminary fair value of the earn-out was recorded as a liability with an estimated fair value of $0.6 million to be paid after the first year following the closing if certain earnings targets are met.  We also assumed the lease for the land that the theater is situated on.  No debt or other liabilities were assumed.

•
Northlight Term Loan.  On September 28, 2012, we entered into a loan agreement for $10.0 million with Northlight Financial, LLC.  The Northlight loan was used to fund our acquisition of the Lisbon theater for $6.0 million, pay for previously installed digital systems of $3.3 million, pay fees associated with the Northlight loan and the Lisbon acquisition, and to provide working capital.

•
Digital Projector Installation. At September 30, 2012, all of our 85 screens were equipped with digital projectors and related hardware and software.  Twenty-one of the 85 systems had been installed before our acquisition of the theaters, and the remaining 64 systems were installed under our ownership, at a total cost of approximately $5.0 million.

•
Alternative Content Program Launch. Along with the continued display of traditional feature movies, a cornerstone of our business strategy is to exhibit opera, ballet, concerts, sporting events, children’s programming and other forms of alternative content in our theaters. Using our 85 digital systems (38 of which are equipped to show 3D events), we can show live and pre-recorded 2D and 3D events at off-peak times to increase the utilization of our theaters.   Going forward we expect at least 40% of any new screens to be 3D-enabled.

•
Acquisition Strategy. We plan to acquire existing movie theaters in free zones over the next 12 months and beyond. We generally seek to pay a multiple of 4.5 times to 5.5 times Theater Level Cash Flow (“TLCF”) for theaters we acquire. TLCF is calculated as revenues minus theater operating expenses (excluding depreciation and amortization).

The following table sets forth the percentage of total revenues represented by statement of operations items included in our consolidated statements of operations for the periods indicated (dollars and attendance in thousands, except average ticket prices and average concession per patron):

Results of Operations

	Three months ended September 30,
(Amounts in thousands, except per patron data)	2012		2011
Revenues:	$	%	$	%
Admissions	$3,009	69	$742	76
Concessions	1,199	28	199	20
Other	139	3	39	4
Total revenues	4,347	100	980	100

Cost of operations:
Film rent expense (1)	1,439	48	328	44
Cost of concessions (2)	164	14	40	20
Salaries and wages (3)	513	12	143	15

Facility lease expense (3)	523	12	120	12
Utilities and other (3)	741	17	158	16
General and administrative (3)	737	17	321	33
Depreciation and amortization (3)	849	20	129	13
Total costs and expenses (3)	4,966	114	1,239	126
Operating loss (3)	(619)	(14)	(259)	(26)
Interest expense	(25)	(1)	-	-
Loss before income taxes (3)	(644)	(15)	(259)	(26)
Income taxes (4)	17	-	5	(1)
Net loss (3)	$(661)	(15)	$(264)	(27)

Other operating data:		%		%
Theatre Level Cash Flow (7)	$967	22	$191	19
Adjusted EBITDA (8)	$339	8	$(98)	(10)
Attendance	416,132	*	84,491	*
Average ticket price (5)	$7.23	*	$8.78	*
Average concession per patron (6)	$2.88	*	$2.36	*
___________

*           Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as a percentage of pre-tax loss.

(5)	Calculated as admissions revenue/attendance.

(6)	Calculated as concessions revenue/attendance.

(7)
TLCF is a non-GAAP financial measure. TLCF is a common financial metric in the theater industry, used to gauge profitability at the theater level, before the effect of depreciation and amortization, general and administrative expenses, interest, taxes or other income and expense items. While TLCF is not intended to replace any presentation included in our consolidated financial statements under GAAP and should not be considered an alternative to cash flow as a measure of liquidity, we believe that this measure is useful in assessing our cash flow and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. This adjusted financial measure should be read in conjunction with the financial statements included in this prospectus. For additional information on TLCF, see pages 26-27.

(8)
Adjusted EBITDA is a non-GAAP financial measure. We use adjusted EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our results, excluding the impact of non-cash depreciation and amortization charges, stock based compensation expenses, and nonrecurring expenses and outlays, prior to our consideration of the impact of other potential sources and uses of cash, such as working capital items. This calculation may differ in method of calculation from similarly titled measures used by other companies. This adjusted financial measure should be read in conjunction with the financial statements included in this prospectus. For additional information on Adjusted EBITDA, see pages 26-27.

Three Months Ended September 30, 2012 and 2011

At September 30, 2012, we operated nine theaters located in New Jersey, Connecticut and Pennsylvania, consisting of 85 screens. We operated our eight theaters for the three month period ended September 30, 2012 and the Lisbon theater from the date of acquisition of September 29, 2012. At September 30, 2011, we operated three theaters located in New Jersey and Connecticut, consisting of 19 screens. Our theaters had over 416,000 and 84,000 attendees for the three months ended September 30, 2012 and 2011, respectively (for the portion of the periods we operated them). Overall, the North American box office results for the three months ended September 30, 2012 had declined by approximately 5% from the comparable 2011 period, with fewer titles displayed in 2012 and general economic weakness contributing to the decline.  For the three theaters we operated for the entire 2012 and 2011 three month periods, our box office results had decreased by 1.6% due to similar factors, offset by contributions from alternative content revenue and our presence in key affluent market areas.

Admissions and Concessions. Our admissions and concessions revenues increased by 347%, due to our increased screen count in the three months ended September 2012 as compared to 2011.  In addition, our emphasis on alternative content programming has resulted in incremental admissions and concessions revenue. Alternative content revenue comprised 4% of our box office revenue during the three months ended September 30, 2012 and 2011, for our original 3 theaters that we operated in both years.

Other Revenues. Other revenues consist of advertising revenues, theater rentals for parties, camps and other activities. We entered into an agreement with NCM to receive ad revenues in August 2011. Advertising revenue was $107 for the three months ended September 30, 2012 period compared to $9 in the 2011 period.

Film Rent Expense. Film rent expense is a variable cost that fluctuates with box office revenues. We generally expect film rent expense to range from 45% to 55% of admissions revenues, with art and independent titles at the lower end of the range and mainstream movie titles at the middle to high end of the range. Film rent expense as a percentage of box office revenues was 48% in the three months ended September 30, 2012 period as compared to 44% of box revenues in 2011. Included as a reduction of film rent expense in the 2012 period is $244 of VPFs that we receive from a third party vendor, associated with digital titles that we play from the studios, as compared to $70  in 2011. Excluding VPFs, film rent expense would have been 56% and 54% of admissions revenues in the 2012 and 2011 periods, respectively.

Cost of Concessions. At 14% and 20 % of our concessions revenue for the three months ended September 30, 2012 and 2011, respectively, we believe our cost of concessions is close to the industry average of 15% to 20%. Our concession costs as a percentage of concessions revenue can fluctuate based on the mixture of concession products sold, and changes in our supply pricing.

Salaries and Wages. Our theater employees are mostly part-time hourly employees, supervised by one or more full-time managers at each location. Our payroll expenses contain a fixed component but are also variable and will fluctuate, being generally higher during the peak summer and holiday periods, and also during alternative content events, and lower at other times. The increase from the 2011 period is due to our operation of a larger number of theaters during the three months ended September 30, 2012 versus 2011. As a percentage of revenue, the decrease is due to our adjustment of the mix of theater staff shortly following our acquisition of the locations.

Facility Lease Expense. Each of our facilities is operated under operating leases that contain renewal options upon expiration. The leases contain provisions that increase rents in certain amounts and at certain times during the initial term, and the leases for our certain theaters require percentage rent to be paid upon the achievement of certain revenue targets. We incurred $15 in percentage rent expense as a result of these lease provisions during the three months ended September 30, 2012, and $0 in the 2011 period. The remainder of the increase from the 2011 period is due to our operation of more theaters in the 2012 period.

Utilities and Other. Utilities and other expenses consist of utility charges, real estate taxes incurred pursuant to the operating leases for our theaters, and various other costs of operating the theaters. We expect these costs, which are largely fixed in nature, to remain relatively constant for the theaters, with growth in these expenses as we acquire more theaters. The increase in these expenses is due to the operation of more screens during the three months ended September 30, 2012 as compared to 2011.  Though many of these costs are largely fixed except for inflationary-type increases, we will experience growth in these expenses as we acquire more theaters.

General and Administrative Expenses. General and administrative expenses consisted primarily of salaries and wages for our corporate staff, legal, accounting and professional fees associated with our startup and acquisition of theaters, marketing, and information technology related expenses. The increase in these expenses is due to additional personnel hired to manage the Company’s actual and planned growth, along with professional fees for auditing, legal, marketing and information technology. We expect these costs to decrease as a percentage of revenue as we grow and realize increased economies of scale. Included in general and administrative expenses is stock compensation expense of $43 and $16 in the 2012 and 2011 periods, respectively related to issuance of Class A common stock to employees and non-employees for services rendered. We expect to issue additional stock-based awards in the future under our 2012 stock option and incentive plan that was adopted in conjunction with our IPO. Awards may consist of stock options or restricted stock, with or without vesting periods. As of September 30, 2012 and 2011, we had 11 and 8 employees, respectively on our corporate staff, including our chief executive officer and other executive officers and staff to support our business development, technology, accounting, and marketing activities.

Depreciation and Amortization. The increase from 2011 is due to the operation of 85 screens as of September 30, 2012 versus 19 screens at September 30, 2011, including the addition of assets such as digital projection equipment, and other capital improvements made. We record depreciation and amortization for property and equipment and intangible assets over the estimated useful life of each asset class on a straight line basis. Our largest fixed asset is our digital projection equipment, which had a gross cost of $5.8 million as of September 30, 2012 and is being depreciated over a 10-year estimated useful life. We expect digital projection equipment to be a large component of our asset base going forward following any acquisitions that we may consummate, along with other theater equipment and leasehold improvements.

Operating Loss. The increased operating loss was primarily attributable to the higher general and administrative and depreciation and amortization costs, associated with the increased asset base and larger corporate infrastructure which will support our future growth.

Impact of Inflation.  We believe that our results of operations are not materially impacted by moderate changes in the inflation rate.  Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the three month periods in 2012 and 2011, respectively.

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

On September 20, 2012, we sold 6 shares of Series B preferred stock and raised $450.

On September 28, 2012, we entered into a loan agreement for $10.0 million with Northlight Financial, LLC.  The Northlight loan was used to fund our acquisition of the Lisbon theater for $6.0 million, pay for previously installed digital systems of $3.3 million, pay fees associated with the Northlight loan and the Lisbon acquisition, and to provide working capital.

We expect our primary uses of cash to be for additional theater acquisitions, operating expenses, capital expenditures (for digital projection equipment and otherwise), corporate operations, possible debt service and/or payments with respect to capital leases that we may incur in the future. We expect our principal sources of liquidity to be from cash generated from operations, cash on hand, and anticipated proceeds from equity or debt issuances.

Summary of Cash Flows\

	Three Months Ended
(000's)	September 30,
Consolidated Statement of Cash Flows Data:	2012	2011
Net cash provided by (used in):
Operating activities	$(3,737)	$(461)
Investing activities	(6,102)	(216)
Financing activities	9,251	377
Net decrease in cash and cash equivalents	$(588)	$(300)

Operating Activities

Net cash flows used in operating activities totaled approximately ($3.7) million and ($0.5) million for the three months ended September 30, 2012 and 2011, respectively.   Our net loss was impacted by general and administrative costs which grew rapidly in 2012 due to the addition of theaters and as we were creating our corporate infrastructure.  We made a payment to our primary vendor of digital systems for $3.3 million in the three months ended September 30, 2012.

Investing Activities

Our capital requirements for the Company have arisen principally in connection with our acquisitions of theaters, upgrading our theater facilities post-acquisition and replacing equipment. Cash used in investing activities totaled ($6.1) million and ($0.2) million for the three months ended September 30, 2012 and 2011, respectively. The increase from 2011 is due to the cash purchase price for the Lisbon theater acquired in 2012, totaling $6.0 million.  We may also incur significant capital outlays in connection with other acquisitions that we may consummate in the next 12 months, including digital projection equipment and other theater upgrades.  We intend to continue to grow our theater circuit through selective expansion and acquisitions.

Financing Activities

Net cash provided by financing activities totaled $9.3 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively.  The 2012 increase to net cash provided by financing activities was due to the proceeds of the Northlight loan of $10.0 million, offset by the payment of the note to the seller of Cinema Centers. We expect to issue equity and debt instruments in the future in connection with our business plan.

Non-GAAP Financial Measures

Theater Level Cash Flow and Adjusted EBITDA

TLCF is a common financial metric in the theater industry, used to gauge profitability at the theater level, before the effect of depreciation and amortization, general and administrative expenses, interest, taxes or other income and expense items. We use Adjusted EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our results excluding the impact of non-cash depreciation and amortization charges, stock based compensation expenses, and nonrecurring expenses and outlays, prior to our consideration of the impacts of other potential sources and uses of cash, such as working capital items. We believe that TLCF and Adjusted EBITDA are useful to investors for these purposes as well.

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

A reconciliation of TLCF and Adjusted EBITDA to GAAP net loss is calculated as follows (in thousands):

TLCF reconciliation:

(unaudited) (000's)	Three months ended September 30,		% Increase/
	2012	2011	(Decrease)
Net loss	$(661)	$(264)	150%
Add back:
General and administrative (3)	737	321	130%
Depreciation and amortization	849	129	558%
Income tax expense	17	5	240%
Interest expense	25	-	-100%
TLCF	$967	$191	406%

Adjusted EBITDA reconciliation:

(unaudited) (000's)	Three months ended September 30,		% Increase/
	2012	2011	(Decrease)
Net loss	$(661)	$(264)	150%
Add back:
Depreciation and amortization	849	129	558%
Interest expense	25	-	100%
Income tax expense	17	5	240%
EBITDA	230	(130)	277%
Addback:
Stock-based compensation (1)	43	16	169%
Non-recurring organizational and M&A-related professional fees (2)	66	16	313%
Adjusted EBITDA	$339	$(98)	446%
___________

(1)
Represents the fair value of shares of Class A common stock and restricted stock awards issued to employees and non-employees for services rendered. As these are non-cash charges, we believe that it is appropriate to show Adjusted EBITDA excluding this item.

(2)
Primarily represents legal fees incurred in connection with start-up activities, the creation of acquisition template documents that will be used by us for future transactions, and certain other costs related to our acquisition strategy. While we intend to acquire additional theaters, we have laid the groundwork for our acquisition program and we expect to incur reduced legal fees in connection with future acquisitions. We therefore believe that it is appropriate to exclude these items from Adjusted EBITDA.

(3)	TLCF is intended to be a measure of theater profitability. Therefore, our corporate general and administrative expenses have been excluded.

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

Revenue and Film Rent Expense Recognition

Revenues are recognized when admissions and concession sales are received at the box office. Other revenues primarily consist of screen advertising, theater rentals and parties. Sales are made either in cash or in the form of credit cards, which settle in cash within three days. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen. Theater rentals and party revenue are recognized at the time of the event. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admissions and concession revenue when a holder redeems the card or certificate. We recognize unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience, that the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, we consider the period outstanding, the level and frequency of activity, and the period of inactivity.

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

Under our Exhibitor-Buyer Master License Agreement, we earn VPFs fees from the movie studios when a new digital title is shown on our screens. We may receive virtual print fees for up to the total costs of our digital systems, less a base amount of $9 thousand per system, but including any financing costs we may incur, over a maximum period of ten years from the date of our installations. We are eligible to receive these payments through May 2021, or until the amount of cumulative VPFs is equal to our costs. VPFs are treated as a reduction of film rent expense. Below is a summary of the costs we incurred relating to the purchase of our digital projection systems to date less the base amount, the VPFs we have earned, and the administrative fees incurred (which add to the amounts we can receive for virtual print fees).

(in thousands)
Balance at June 30, 2012	$4,382
Digital systems costs	530
VPFs earned	(244)
Exhibitor contribution	(106)
Administrative costs	48
Balance, September 30, 2012	$4,610

Depreciation and Amortization

Theater property and equipment are depreciated using the straight-line method over their estimated useful lives. In estimating the useful lives, we have relied upon our experience with such assets. We periodically evaluate these estimates and assumptions and adjust them as necessary. Adjustments to the expected lives of assets are accounted for on a prospective basis through depreciation expense. Leasehold improvements for which we pay and to which we have title are amortized over the shorter of the lease term or the estimated useful life.

Impairment of Long-Lived Assets

We review long-lived assets for impairment indicators whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. We assess many factors including the following to determine whether to impair long-lived assets:

•           actual theater level cash flows;

•           future years budgeted theater level cash flows;

•           theater property and equipment carrying values;

•           amortizing intangible asset carrying values;

•           competitive theaters in the marketplace;

•           the impact of recent ticket price changes;

•           available lease renewal options; and

•           other factors considered relevant in our assessment of impairment of individual theater assets.

Long-lived assets are evaluated for impairment on an individual theater basis, which we believe is the lowest applicable level for which there are identifiable cash flows. The impairment evaluation is based on the estimated undiscounted cash flows from continuing use through the remainder of the theater’s useful life. The remainder of the useful life correlates with the available remaining lease period, which includes the probability of renewal periods for leased properties.

Impairment of Goodwill and Finite-Lived Intangible Assets

We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment for each theater as a reporting unit, based on an estimate of its relative fair value.

Finite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be fully recoverable.

Income Taxes

We use an asset and liability approach to financial accounting and reporting for income taxes.

Recently Adopted Standards

In May 2011, the FASB issued ASU 2011-4, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in US GAAP and IFRS”, to substantially converge the fair value measurement and disclosure guidance in US GAAP and IFRS. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We adopted this standard on July 1, 2012.

In June 2011, the FASB issued ASU 2011-5, “Presentation of Comprehensive Income”, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011.  The provisions of this guidance are effective beginning July 1, 2012 and are required to be applied retroactively.  We adopted this standard on July 1, 2012.

In September 2011, the FASB issued ASU 2011-8, “Intangibles — Goodwill and Other”. This guidance allows an entity an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted the provisions of this guidance effective July 1, 2012.

Recently Issued Standards

In July 2012, the FASB issued a new accounting standard update, which amends guidance allowing an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite – lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update provides further guidance of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite – lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. We are in the process of analyzing the update and we do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.  We plan to adopt this standard on October 1, 2012.

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

Subsequent Events

In September 2012, we repaid our note to the seller of the Cinema Centers theaters, less $168 in offsets related to repairs and replacements of equipment and leasehold improvements that we made subsequent to the closing of the acquisition. In November 2012, we and the seller agreed to share these costs equally and we will pay the seller $84 in full satisfaction of the note.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page X herein.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CINEMA DESTINATIONS CORP. (Registrant)

Date: November 14, 2012	By:	/s/ Brian D. Pflug
	Name:	Brian D. Pflug
	Title:	Chief Financial Officer and Principal Accounting Officer

 EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation