Form 10-Q
period 2012-12-31
Digital Cinema Destinations Corp.
filed 2013-02-14
CIK 1510326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

(908-396-1360)
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

As of February 14, 2013, 5,134,656 shares of Class A Common Stock, $0.01 par value, and 900,000 shares of Class B Common Stock, $0.01 par value, were outstanding.

 DIGITAL CINEMA DESTINATIONS CORP.
CONTENTS TO FORM 10-Q

Contents

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	June 30,
	2012	2012
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,129	$2,037
Accounts receivable	600	238
Inventories	162	78
Deferred financing costs, current portion	267	-
Prepaid expenses and other current assets	486	381
Total current assets	4,644	2,734
Property and equipment, net	29,859	15,432
Goodwill	4,343	980
Intangible assets, net	4,152	4,114
Security deposit	8	3
Deferred financing costs, long term portion, net	1,039	-
Other assets	80	14
TOTAL ASSETS	$44,125	$23,277
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,674	$1,939
Payable to vendor for digital systems	-	3,334
Notes payable, current portion	688	1,000
Capital lease, current portion	17	-
Earn out from theater acquisitions, current portion	79	79
Deferred revenue	513	31
Total current liabilities	4,971	6,383
NONCURRENT LIABILITIES
Notes payable, long term portion	9,300	-
Capital lease, net of current portion	79	-
Earn out from theater acquisitions, long term portion	550	-
Unfavorable leasehold liability, long term portion	176	190
Deferred rent expense	173	83
Deferred tax liability	89	39
TOTAL LIABILITIES	15,338	6,695
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of December 31, 2012 and June 30, 2012, 6 and 0 shares of Series B Preferred Stock issued and outstanding as of December 31, 2012 and June 30, 2012, respectively	-	-
Class A Common stock, $.01 par value: 20,000,000 shares authorized and 5,134,656 and 4,519,452 shares issued and outstanding as of December 31, 2012 and June 30, 2012, respectively	51	45
Class B Common stock, $.01 par value, 900,000 shares authorized and issued and outstanding as of December 31, 2012 and June 30, 2012	9	9
Additional paid-in capital	25,381	19,285
Accumulated deficit	(4,561)	(2,757)
TOTAL STOCKHOLDERS' EQUITY OF DIGITAL CINEMA DESTINATIONS CORP.	20,880	16,582
Noncontrolling interest	7,907	-
TOTAL LIABILITIES AND EQUITY	$44,125	$23,277

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
REVENUES
Admissions	$4,752	$650	$7,761	$1,392
Concessions	1,929	202	3,128	401
Other	189	68	327	106
Total revenues	6,870	920	11,216	1,899
COSTS AND EXPENSES
Cost of operations:
Film rent expense	2,417	270	3,855	598
Cost of concessions	317	28	482	68
Salaries and wages	710	144	1,224	288
Facility lease expense	811	128	1,334	248
Utilities and other	1,141	172	1,881	329
General and administrative	1,208	352	1,946	673
Depreciation and amortization	1,098	132	1,947	262
Total costs and expenses	7,702	1,226	12,669	2,466

OPERATING LOSS	(832)	(306)	(1,453)	(567)

OTHER EXPENSE
Interest expense	(272)	-	(294)	-
Non-cash interest expense	(75)	-	(78)	-
Other expense	(8)	-	(8)	-
LOSS BEFORE INCOME TAXES	(1,187)	(306)	(1,833)	(567)

Income tax expense	47	15	64	20
NET LOSS	$(1,234)	$(321)	$(1,897)	$(587)

Net loss attributable to non-controlling interest	93	-	93	-
Net loss attributable to Digital Cinema Destinations Corp.	$(1,141)	$(321)	$(1,804)	$(587)

Preferred stock dividends	(5)	(80)	(6)	(153)
Net loss attributable to common stockholders	$(1,146)	$(401)	$(1,810)	$(740)

Net loss per Class A and Class B common share- basic and diluted attributable to common stockholders	$(0.21)	$(0.28)	$(0.33)	$(0.51)

Weighted average common shares outstanding:	5,511,765	1,469,166	5,465,356	1,469,166

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	December 30,
	2012	2011
Cash flows from operating activities
Net loss	$(1,897)	$(587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,947	262
Deferred tax expense	50	20
Stock-based compensation	69	33
Amortization of deferred financing costs included in interest expense	17
Amortization of unfavorable lease liability	(14)	-
Paid-in-kind interest added to notes payable	78	-
Changes in operating assets and liabilities:
Accounts receivable	(446)	(114)
Inventories	(15)	-
Prepaid expenses and other current assets	(100)	(228)
Other assets	(57)	-
Accounts payable and accrued expenses	1,734	47
Payable to vendor for digital systems	(3,334)	-
Deferred revenue	482	22
Deferred rent expense	90	20
Net cash used in operating activities	(1,396)	(525)
Investing activities:
Purchases of property and equipment	(415)	(269)
Capital contribution of Start Media, LLC to joint venture	8,000	-
Theater acquisitions	(14,122)	-
Cash acquired in acquisitions	40	-
Net cash used in investing activities	(6,497)	(269)
Financing activities:
Repayment of notes payable	(1,006)	-
Proceeds from notes payable	10,000	-
Payment under capital lease obligations	(4)	-
Payment of financing costs	(369)	-
Proceeds from issuance of preferred stock	450	400
Dividends paid on preferred stock	(6)	-
Costs associated with issuance of stock	(80)	(24)
Net cash provided by financing activities	8,985	376
Net change in cash and cash equivalents	1,092	(418)
Cash and cash equivalents, beginning of year	2,037	1,068
Cash and cash equivalents, end of period	$3,129	$650

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

1.           THE COMPANY AND BASIS OF PRESENTATION

Digital Cinema Destinations Corp. (“Digiplex”) and together with its subsidiaries and joint venture (the “Company”) was incorporated in the State of Delaware on July 29, 2010. Digiplex is the parent of wholly owned subsidiaries, DC Westfield Cinema LLC, DC Cranford Cinema LLC, DC Bloomfield Cinema LLC, DC Cinema Centers LLC, and DC Lisbon Cinema LLC, and intends to acquire additional businesses operating in the movie exhibition industry sector.

On December 10, 2012, Digiplex, together with Start Media, LLC (“Start Media”), entered into a joint venture, Start Media/Digiplex, LLC (“JV” or “Affiliate”), a Delaware limited liability company, to acquire, refit and operate movie theaters.  On December 11, 2012, wholly owned subsidiaries of JV executed Asset Purchase Agreements, which were amended on December 13, 2012, to acquire seven movie theaters (six of which are located in southern California and one of which is near Phoenix, Arizona)  (collectively, the “Ultrastar Acquisitions”) with an aggregate of 74 fully digital screens from sellers affiliated with one another  (collectively the “Ultrastar Sellers”).

The Company has determined that JV is a variable interest entity (“VIE”), and that the Company is the primary beneficiary of JV’s operations.  Therefore, the Company is presenting JV’s financial statements on a consolidated basis with a non-controlling interest.

As of December 31, 2012, the Company, including the JV, owned an aggregate of 16 theaters (the “Theaters”) with 159 screens in New Jersey, Connecticut, Pennsylvania, California and Arizona, each of which is operated by the Company. As described in Note 3, Digiplex completed its acquisition of the Lisbon theater on September 29, 2012, and the JV completed the Ultrastar Acquisitions on four separate dates in December 2012.  The operating results of the acquisitions are included in the Company’s results of operations from the respective acquisition dates.

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

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include the accounts of Digiplex and its wholly-owned subsidiaries, and the JV, the VIE. All intercompany accounts and transactions have been eliminated in consolidation.

Initial Public Offering

On April 20, 2012, the Company completed its initial public offering (“IPO”) of 2,200,000 shares of Class A common stock at a price of $6.10 per share, for net proceeds of $11,400 after deducting underwriting discounts and offering expenses of $2.0 million. Upon completion of the IPO, all 1,972,500 shares of Series A preferred stock that were outstanding converted into 986,250 shares of Class A common stock (with the effect of the one-for-two reverse stock split). The Company also issued 66,191 shares of Class A common stock as payment of $265 of dividends on the Series A preferred stock through December 31, 2011 and in May 2012, paid cash dividends of $102 on the Series A preferred stock for the period from January 1, 2011 through April 20, 2012. As of April 20, 2012, the Company’s 2012 Stock Option and Incentive Plan also became effective.  (See Note 11).

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

Stock Split

In November 2011, the Company’s Board of Directors approved a one-for-two reverse stock split of the Class A and Class B common stock. All share amounts and per share amounts for the periods presented have been adjusted retroactively to reflect the one-for-two reverse stock split.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Revenue Recognition

Revenues are generated principally through admissions on feature film displays and concessions sales, with proceeds received in cash or credit card at the Company’s point of sale terminal at the Theaters.  Revenue is recognized at the point of sale. Credit card sales are normally settled in cash within approximately three business days from the point of sale, and any credit card chargebacks have been insignificant. Other revenue consists of theater rentals for parties, camps, civic groups and other activities, advertising revenue under our advertising contract and our portion of game income, ATM fees and internet ticketing fees. Rental revenue is recognized at the time of the rental.  Advertising revenue is recorded based on an expected per-patron amount and the number of patrons over the contract period as the advertising is being delivered on screen. Other revenue items are recognized as earned in the period.  In addition to traditional feature films, the Company also displays concerts, sporting events, children’s programming and other non-traditional content on its screens (such content referred to herein as “alternative content”).  Revenue from alternative content programming also consists of admissions and concession sales. The Company also sells theater admissions in advance of the applicable event, and sells gift cards for patrons’ future use. The Company defers the revenue from such sales until considered redeemed.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and June 30, 2012, the Company held substantially all of its cash in checking or money market accounts with major financial institutions, and had cash on hand at the Theaters in the normal course of business.

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

The Company records depreciation and amortization using the straight-line method, over the following estimated useful lives:

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease term or estimated asset life
Building and improvements	17 years (end of initial lease term)
Digital systems and related equipment	10 years
Computer equipment and software	3 years

Goodwill

The carrying amount of goodwill at December 31, 2012 and June 30, 2012 was $4,343 and $980, respectively. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles — Goodwill and Other — Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theater operations. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less any net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy.

The changes in carrying amounts of goodwill are as follows:

Total
Balance as of June 30, 2012	$980
Goodwill resulting from the Lisbon acquisition	789
Goodwill resulting from the Ultrastar Acquisitions	2,574
Balance as of December 31, 2012	$4,343

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

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Assets and liabilities measured at fair value on a recurring basis use the market approach, where prices and other relevant information are generated by market transactions involving identical or comparable assets or liabilities.

The following tables summarize the levels of fair value measurements of the Company’s financial liabilities as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Earn-out from theater acquisitions	-	-	629	629
	$-	$-	$629	$629

The following tables summarize the levels of fair value measurements of the Company’s financial liabilities as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Earn-out from theater acquisitions	-	-	79	79
	$-	$-	$79	$79

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

The following summarized changes in the earn-out during the three months ended December 31, 2012:

Total
Balance as of June 30, 2012	$79
Estimated earn-out from the Lisbon acquisition	550
Balance as of December 31, 2012	$629

 Key assumptions underlying the Lisbon earn-out include a discount rate of 12.5 percent and that Lisbon will achieve its forecasted financial performance target in the one year earn-out period.  As of December 31, 2012, the amount recognized for all earn-outs, the range of outcomes, and the assumptions used to develop the estimated had not changed.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Deferred Rent Expense

The Company recognizes rent expense on a straight-line basis, after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term.

Deferred Financing Costs

Deferred financing costs primarily consist of unamortized debt issuance costs and the fair value of warrants issued to Start Media, which are amortized on a straight-line basis over the term of the note payable. The straight-line basis is not materially different from the effective interest method.

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

The film rent expense on the statement of operations of the Company for the three months ended December 31, 2012  and 2011was reduced by virtual print fees (“VPFs”) of $259 and $62, respectively, under a master license agreement exhibitor-buyer arrangement with a third party vendor.  VPFs included in film rent expense for the six months ended December 31, 2012 and 2011 were $504 and $132, respectively.  VPFs represent a reduction in film rent paid to film distributors. Pursuant to this master license agreement, the Company will purchase and own digital projection equipment and the third party vendor, through its agreements with film distributors, will collect and remit VPFs to the Company, net of a 10% administrative fee.  VPFs are generated based on initial display of titles on the digital projection equipment.

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

Segments

As of December 31, 2012, the Company managed its business under one reportable segment: theater exhibition operations. All Company operations are located in the United States.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
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

In July 2012, the FASB issued a new accounting standard update, which amends guidance allowing an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite– lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update provides further guidance of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite– lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. The Company  adopted the provisions of this guidance effective October 1, 2012.  The adoption of this guidance did not have a material impact on its financial position or results of operations.

Recently Issued Standards

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income". This update requires companies to present the effects on the line items of net income or loss of significant reclassifications out of accumulated other comprehensive income or loss if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income or loss in the same reporting period. ASU 2013-02 is effective prospectively for the fiscal years or interim periods within those years, beginning after December 15, 2012. The Company does not expect the adoption of the amended guidance to have a significant impact on its consolidated financial statements.

3.           ACQUISITIONS

On September 29, 2012, the Company acquired certain assets and assumed certain liabilities of the Lisbon theater, with 12 screens located in Lisbon, Connecticut, from a third party seller for a purchase price of $6,564, which consisted of a cash payment of $6,014, a capital lease liability of $100, and an earn-out liability calculated based upon forecasted financial results over a 12- month period following the closing, which the Company recorded at a fair value of $550. The expected range of the earn-out liability was $0 to $1,144. Accordingly, the total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The goodwill of $789 represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired.  Goodwill is mainly attributable to the assembled work force and synergies expected to arise after acquisition of the business. The allocation of the provisional purchase price is based on management’s judgment after evaluating several factors, using assumptions for the income and royalty rate approaches and the discounted earnings approach, and projections determined by Company management. The Company incurred approximately $74 in acquisition costs which is expensed and included in general and administrative expenses in the consolidated statement of operations for the six months ended December 31, 2012.

As of September 30, 2012, the Company recorded the provisional allocation of the Lisbon purchase price based on management’s preliminary analysis.  During the three months ended December 31, 2012, the Company further revised the Lisbon purchase price allocation and is continuing to finalize the fair values of the assets acquired and liabilities assumed.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

The provisional purchase price for the Lisbon theater was allocated as follows:

Lisbon
theater
ASSETS
Cash	$10
Prepaid expenses	4
Inventory	6
Property and equipment	5,710
Covenants not to compete	145
Goodwill	789
Total assets acquired	6,664

LIABILITIES AND OTHER
Capital lease obligation assumed	100
Earnout liability	550
Total purchase price paid in cash	$6,014

On December 21, 2012, the JV completed the Ultrastar Acquisitions for an aggregate purchase price of approximately $12.8 million (subject to closing adjustments), consisting of $8.1 million in cash plus 615,204 shares of Digiplex’s Class A common stock issued in December 2012. Digiplex expects to issue 272,419 additional shares related to post-closing that were verbally agreed upon in February 2013 (see note 18). The fair value of the addtional shares to be issued is included in the provisional purchase price allocation as of December 31, 2012. The fair value of all 887,623 shares issued or issuable was determined to be $4,714, based on the trading price of the Digiplex Class A common stock on the acquisition dates, less a 10% discount for restrictions on the sale of the stock. The stock issued is the subject of a six month lock-up agreement, with further restrictions beyond that point. The JV assumed the operating leases for the theater premises, subject to certain amendments of the leases and, in one case, executed a new lease with the landlord. The JV assumed only certain capital leases related to theater equipment.   All other liabilities are being retained by the sellers. The goodwill of $2,574 represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired.  Goodwill is mainly attributable to the assembled work force and synergies expected to arise after acquisition of the business. The allocation of the provisional purchase price is based on management’s judgment after evaluating several factors, using assumptions for the income and royalty rate approaches and the discounted earnings approach, and projections determined by Company management.  The Company is in the process of finalizing the fair values of the assets acquired and liabilities assumed including evaluations of operating leases and capital leases and capital lease obligations.  The Company incurred approximately $219 in acquisition costs which is expensed and included in general and administrative expenses in the consolidated statement of operations.

The provisional purchase price for the Ultrastar Acquisitions was allocated as follows:

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Ultrastar
theaters
ASSETS ACQUIRED
Cash	$30
Prepaid expenses	15
Inventory	63
Property and equipment	9,577
Covenants not to compete	563
Goodwill	2,574
Total purchase price	12,822

Issuance of Class A common stock	4,714
Total purchase price paid in cash	$8,108

The results of operations of the theaters acquired in the Ultrastar Acquisitions and Lisbon theater are included in the consolidated statement of operations from the respective dates of acquisition. The following are the unaudited pro forma results of operations of the Company for the three and six months ended December 31, 2012 and 2011, respectively. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues	11,780	$7,020	22,921	$14,992
Net loss attributable to Digital Cinema Destinations Corp.	(1,227)	$(638)	(1,960)	$(1,213)

4.            JOINT VENTURE

Digiplex’s initial contribution to JV was 615,204 shares of Class A common stock, $0.01 par value per share, and Start Media contributed $8.0 million in cash.  These capital contributions were used for JV’s initial theater acquisitions from the Ultrastar sellers. Digiplex expects to contribute 272,419 additional shares to the JV to be issued Ultrastar sellers related to the post-closing adjustments that were verbally agreed upon in February 2013 (see note 18).  Digiplex’s interest in the JV will be adjusted accordingly.   JV is managed by a four person board of managers, two of whom Digiplex designates and two of whom are designated by Start Media.  Majority vote is required for JV actions. At December 31, 2012, Digiplex and Start Media owned 30% and 70% of the equity of JV, respectively.

JV has a first right of refusal to acquire any theaters which the Company wishes to acquire, except for any theaters within a ten mile radius of existing Digiplex owned theaters.  If JV does not exercise its right of first refusal, the Company has the right to make the acquisition independently. The right of first refusal does not apply to or restrict the Company’s ability to manage theaters owned by unaffiliated third-parties. Digiplex has entered   into agreements with JV (the “Management Agreements") to manage the theaters it acquires and receives 5% of the total revenue of the JV theaters’ operations annually as management fees. Management fees earned by Digiplex for both the three and six months ended December 31, 2012, was $52. JV records these fees as general and administrative expenses, and Digiplex records them as an offset to general and administrative expenses, however they eliminate in consolidation.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Under the Management Agreement, Digiplex has full day-to-day authority to operate the theaters owned by JV including: staffing, banking, content selection, vendor selection and all purchasing decisions. Digiplex is required to submit an annual operating budget to JV for each fiscal year ending June 30 for approval by the JV board of managers.  In the event of any disagreements regarding the budget, there are dispute resolution procedures contained in the operating agreement (“JV Operating Agreement”).

Digiplex’s and Start Media’s respective percentage ownerships in JV will depend upon their respective aggregate capital contributions, in each case denominated in units of membership interests.  Start Media has committed to contribute up to $20 million to JV, inclusive of its initial $8 million capital contribution, to fund theater acquisitions and budgeted expenses.  Start Media will receive additional membership units in consideration for capital contributions in excess of its initial contribution as additional capital is required, based on the fair market value of JV determined under a formula set forth in the JV Operating Agreement (the “Formula”).  Digiplex has a right, but not the obligation, to contribute additional capital to JV, which under certain circumstances may be made by the issuance and delivery of shares of Digiplex’s Class A common stock to sellers of theaters acquired by JV, and thereby acquire additional membership units based on the Formula, provided that our percentage interest does not exceed 50% as the result of our acquisition of additional units.

Distributions of JV cash flow from operations will be made to the members at such time as determined by the JV board of managers.   Start Media is entitled to a 6% preferred return on its capital contributions made to date, after which the Company receives a 6% preferred return on our capital contributions.  Thereafter, distributions of cash flow from operations will be made pro rata in accordance with the respective membership units of the members.  In the case of liquidating distributions, Start Media will receive a 6% preferred return on and the return of its capital contributions prior to our receipt of a 6% preferred return on and the return of our capital contributions, with further distributions pro rata to the respective membership units of  the members.

Digiplex and Start Media have agreed not to transfer their membership interests, except for certain permitted transfers for a three-year period and any subsequent transfers of membership interests are subject to the right of  JV and the other member to acquire the interests on such terms as a third party is willing to do so.  In the event the Company experiences a change in control, as defined in the JV Operating Agreement, Start Media has a right to require the Company to acquire its membership interest in JV.

Digiplex is considered the primary beneficiary of the JV because it controls the operation of each JV owned theater on a day to day basis in all material respects, including: the selection of content, all staffing decisions, all cash management and paying vendors, financial reporting, obtaining all necessary permits, insurances, and to plan and perform capital improvements, to the extent such expenditures do not exceed certain levels as specified in the management agreements. Digiplex is also the guarantor of six of the seven leases entered into with third party landlords in the JV-owned theaters, and is using its brand name to promote the theaters.  Because JV is a VIE, and Digiplex is deemed the primary beneficiary, the Company has consolidated the operations of JV from the date of acquisition through December 31, 2012.

Net income attributable to the non-controlling interest on the statement of operations represents the portion of earnings or loss attributable to the economic and legal interest in JV held by Start Media.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

5.           ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,	June 30,
	2012	2012
VPFs	$454	$155
Advertising	81	60
Other	65	23
Total	$600	$238

6.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,	June 30,
	2012	2012
Insurance	$71	$231
Projector and other equipment maintenance	98	34
Real estate taxes	47	27
Financing and acquisition-related deposits	-	10
Due from former theater owners	165	42
Other expenses	105	37
Total	$486	$381

7.           PROPERTY AND EQUIPMENT

Property and equipment, net was comprised of the following:

	December 31,	June 30,
	2012	2012
Furniture and fixtures	$2,740	$1,577
Leasehold improvements	16,638	8,275
Building and improvements	4,608	-
Digital projection equipment	5,805	5,235
Computer equipment and software	2,178	1,180
	31,969	16,267
Less: accumulated depreciation and amortization	(2,110)	(835)
Total property and equipment, net	$29,859	$15,432

Contents

  DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

8.           INTANGIBLE ASSETS

Intangible assets, net consisted of the following as of December 31, 2012:

	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$3,016	$825	$2,191	3-5
Covenants not to compete	1,201	218	983	3
Favorable leasehold interest	1,084	106	978	Remaining lease term
	$5,301	$1,149	$4,152

Intangible assets, net consisted of the following as of June 30, 2012:

	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$3,016	$369	$2,647	3-5
Covenants not to compete	491	77	414	3
Favorable leasehold interest	1,084	31	1,053	Remaining lease term
	$4,591	$477	$4,114

The weighted average remaining useful life of the Company’s trade names, covenants not to compete, and favorable leasehold interests is 4.07 years, 2.57 years and 6.80 years, respectively, as of  December 31, 2012.

Remaining amortization of intangible assets over the next five fiscal years is as follows:

December 31,	Total
2013 (remaining six months)	$738
2014	1,466
2015	1,168
2016	296
2017	145
2018 (six months)	72

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

9.           LEASES

The Company accounts for all of its leases as operating leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of December 31, 2012 are summarized for the following fiscal years (in thousands):

December 31,	Total
2013 (remaining six months)	$2,814
2014	5,371
2015	5,227
2016	5,065
2017	4,435
2018 (six months)	1,940
Thereafter	26,999
Total	$51,851

Rent expense under non-cancelable facility operating leases was $719 and $128 for the three months ended December 31, 2012 and 2011, respectively. Rent expense for the six months ended December 31, 2012 and 2011 was $1,200 and $275, respectively. All of the Company’s facility leases require the payment of additional rent if certain revenue targets are exceeded. Additional rent expense of $92 and $0 was recorded in the three months ended December 31, 2012 and 2011, respectively.  Additional rent expense of $138 and $0 was recorded in the six months ended December 31, 2012 and 2011, respectively.

CAPITAL LEASES

The Company leases certain theatre equipment under a capital lease that expires in 2017, with an imputed interest rate of  8.0% per annum. The asset is being amortized over the shorter of its lease terms or its estimated useful life. The applicable amortization is included in depreciation and amortization expense in the accompanying consolidated financial statements. Amortization of assets under capital leases charged to expense during the three and six months ended December 31, 2012 was $5, compared to $0 for the three and six months ended December 31, 2011.

The following is a summary of property held under capital leases included in property and equipment:

	December 31,	June 30,
	2012	2012
Equipment	$100	$-
Less: accumulated depreciation and amortization	(4)	-
Net	$96	$-

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Future maturities of capital lease payments as of December 31, 2012 for each of the next five years and in the aggregate are:

Total
2012 (remaining six months)	$12
2013	24
2014	24
2015	24
2016	24
2017	8
Total minimum payments	116
Less: amount representing interest	(20)
Present value of minimum payments	96
Less: current portion	(17)
$79

10.           COMMITMENTS AND CONTINGENCIES

The Company believes that it is in substantial compliance with all relevant laws and regulations, and is not aware of any current, pending or threatened litigation that could materially impact the Company.

The Company has entered into employment contracts, to which we refer to as the “employment contracts”, with four of its current executive officers. Under the employment contracts, each executive officer is entitled to severance payments in connection with the termination of the executive officer’s employment by the Company “without cause”, by the executive officer for “good reason”, or as a result of a “change in control” of the Company (as such terms are defined in the employment contracts). Pursuant to the employment contracts, the maximum amount of payments and benefits in the aggregate, if such executives were terminated (in the event of a change of control) would be approximately $1,860.

A. Dale Mayo, the Company’s Chief Executive Officer (“CEO”), is entitled to additional compensation based on the amount of revenues the Company generates, as specified in his employment contract. For the three months ended December 31, 2012 and 2011, respectively, the Company recorded $60 and $0 of compensation expense under this arrangement.  For the six months ended December 31, 2012 and 2011, respectively, the Company recorded $120 and $0, under this arrangement.

All of the Company’s operations as of December 31, 2012, are located in Pennsylvania, New Jersey, Connecticut, California and Arizona, with the customer base being public attendance. The Company’s main suppliers are the major movie studios, primarily located in the greater Los Angeles area. Any events impacting the region the Company operates in, or impacting the movie studios, who supply movies to the Company, could significantly impact the Company’s financial condition and results of operations.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

11.           STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Capital Stock

 As of December 31, 2012, the Company’s authorized capital stock consisted of:

•           20 million shares of Class A common stock, par value $0.01 per share;

•           900,000 shares of Class B common stock, par value $0.01 per share;

•           10 million shares preferred stock, par value $0.01 per share;

Of the authorized shares of Class A common stock, 5,134,656 shares were issued and outstanding as of December 31, 2012. Of the authorized shares of Class B common stock, 900,000 shares were issued and outstanding as of December 31, 2012, all of which are held by the Company’s CEO. In March 2012, the Company’s certificate of incorporation was amended to reduce the authorized number of shares of Class B common stock from 5,000,000 shares to 900,000 shares. Of the authorized shares of preferred stock, 6 and 0 shares of Series B Preferred Stock were issued and outstanding as of December 31, 2012 and June 30, 2012, respectively. The material terms and provisions of the Company’s capital stock are described below.

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

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

 Preferred Stock

The Company’s certificate of incorporation allows the Company to issue, without stockholder approval, preferred stock having rights senior to those of the common stock. The Company’s board of directors is authorized, without further stockholder approval, to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could also have the effect of decreasing the market price of the Class A common stock. Prior to April 20, 2012, the Company had outstanding 1,972,500 shares of Series A preferred stock which earned dividends at a rate of 8% per annum. The Series A preferred stock was originally convertible into Class A Common Stock at any time, at the option of the holder, on a one-for-one basis. However, following the one-for-two reverse stock split, the Series A preferred stock became convertible into one share for every two shares of Series A preferred stock. The Series A preferred stock was required to be converted into Class A Common Stock upon the occurrence of certain events, such as an IPO of the Company’s common stock at a price greater than 150% of the original issue price of the Series A preferred stock, as adjusted. The original issue price was $2.00 per share, and was adjusted to $4.00 per share following the one-for-two reverse split, making the price at which the Series A preferred stock was mandatorily convertible, at $6.00 per common share.

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

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Start Media Warrants

On December 10, 2012, Digiplex issued a common stock purchase warrant to Start Media, which entitles the holder to purchase up to 500,000 shares of Digiplex’s Class A common stock (the “Start Media Warrants”).   The Start Media Warrants were issued in connection with the creation of the joint venture and the Ultrastar Acquisitions, are exercisable at $6.10 per share and have an exercise period of 5 years. The Start Media Warrants have fixed settlement terms, do not require Digiplex to mandatorily redeem the warrants at any time, and the warrants have no cashless exercise provisions.  The preliminary fair value of the Start MediaWarrants was determined to be $954 based on a Black-Scholes calculation using the following key assumptions:  expected life, 5.0 years, volatility 40.8%, risk free rate 0.78%.  The Company recorded this as deferred financing costs and an increase to additional paid-in-capital for the fair value of $954 to be amortized over the five year life of the warrant.

 Upon any exercise of the Start Media Warrants, the Company will record the par value of the common stock issued and additional paid in capital.

Stock-Based Compensation and Expenses

On August 6, 2012, the Company issued restricted stock awards totaling 50,500 shares of its Class A common stock to employees which will vest evenly over three years on an annual basis.

The total stock-based compensation was $26 and $16 for the three months ended December 31, 2012 and 2011, respectively, and $69 and $33, for the six months ended December 31, 2012 and 2011, respectively.

 The following summarizes the activity of the unvested share awards for the six months ended December 31, 2012:

Unvested balance at June 30, 2012	16,668
Issuance of awards	50,500
Vesting of awards	-
Unvested balance at December 31, 2012	67,168

The weighted average remaining vesting period as of December 31, 2012 is 1.32 years. As of December 31, 2012, there was $340 of remaining expense associated with unvested share awards.

12.           NOTES PAYABLE

In connection with the acquisition of the Cinema Centers theaters on April 20, 2012, the Company issued to the seller a Note for $1.0 million, due on September 17, 2012 and bearing interest at 6.0% per annum.   The Note was repaid on September 17, 2012, less $168 in offsets related to repairs and replacements of equipment and leasehold improvements the Company made subsequent to the closing of the acquisition.  In November 2012, the Company and the seller agreed to share these costs equally, and the Company paid the seller $84 to settle the matter in full satisfaction of the Note.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

On September 28, 2012, the Company entered into a loan agreement for $10.0 million due September 28, 2017, at an interest rate equal to 30 day LIBOR plus 10.50% per annum, with a 2.5% floor (the “Northlight loan”).  The Company expects the 2.5% floor to be applicable due to the current floor rates.  During the first 18 months from the closing date,  all interest in excess of 10.00% per annum that would otherwise be paid in cash during the 18-month period may, at the Company’s option, be paid in kind (“PIK interest”), and thereafter  all interest due is payable in cash. PIK interest, if any, will be added to the principal balance of the loan.  The Company primarily used the net proceeds from the Northlight loan to acquire certain assets and assume certain liabilities of Lisbon Theaters, Inc., pay the obligation to a vendor for digital systems, pay fees and expenses associated with the Northlight loan and the Lisbon acquisition, and to provide working capital. Interest and principal payments under the terms of the Northlight loan commenced on October 31, 2012. The Northlight loan is collateralized by, among other things, the Company’s membership interest in each of the Company’s operating subsidiaries and all of the operating subsidiaries’ assets, including the theater leases, and requires meeting certain financial covenant ratios. As of December 31, 2012, the Company was in compliance with all financial covenants. Total deferred financing costs recorded as of December 31, 2012 was $369.  The amount amortized in interest was $17 for both the three and six months ended December 31, 2012, respectively.

The principal payments due as of December 31, 2012 over the remainder of the term of the Northlight loan are summarized as follows, in fiscal years:

Total
2013 (remaining six months)	$180
2014	1,343
2015	1,670
2016	1,670
2017	1,670
2018 (includes PIK interest accrued to date of $78)	3,455
Total	9,988
Less: current portion	(688)
$9,300

The Northlight loan is mandatorily pre payable from 25% of the Company’s Excess Cash Flow (as defined in the Northlight loan agreement) beginning on September 30, 2013 and annually thereafter.

 13.           INCOME TAXES

The Company recorded income tax expense of approximately $47 and $15 for the three months ended December 31, 2012 and 2011, respectively, and approximately $64 and $20 for the six months ended December 31, 2012 and 2011, respectively. The Company's tax provision for all periods had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded for the six months ended December 31, 2012 and 2011 included the accrual of non-cash tax expense of approximately $15 and $18, respectively of changes in the valuation allowance in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The Company expects the naked credit to result in approximately $6 of additional non-cash income tax expense over the remainder of the year ending June 30, 2013.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. For the six months ended December 31, 2012 and 2011, the differences between the effective tax rate of (3.3)% and (3.4)%, respectively, and the U.S. federal statutory rate of 35% principally resulted from state and local taxes, graduated federal tax rate reductions, non-deductible expenses and changes to the valuation allowance.

14.           RELATED PARTY TRANSACTIONS

The total rent expense under operating leases with a landlord that owns the Rialto and Cranford premises and owns shares of the Company’s Class A common stock was $130 and $88 for the three months ended December 31, 2012 and 2011, respectively and  $220 and $169 for the six months ended December 31, 2012 and 2011,  respectively.

15.           NET LOSS PER SHARE

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

The following table sets forth the computation of basic net loss per share of Class A and Class B common stock of the Company (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Numerator for basic and diluted loss per share
Net loss attributable to Digital Cinema Destionations Corp.	$(1,141)	$(321)	$(1,804)	$(587)
Preferred dividends	(5)	(80)	(6)	(153)
Net loss attributable to common stockholders	$(1,146)	$(401)	$(1,810)	$(740)
Denominator
Weighted average shares of common stock outstanding (1)	5,511,765	1,469,166	5,465,356	1,469,166
Basic and diluted net loss per share of common stock	$(0.21)	$(0.28)	$(0.33)	$(0.51)

(1)The Company has incurred net losses and, therefore, the impact of dilutive potential common stock equivalents totaling 228,557 and 1,019,581 shares for the three months ended December 31, 2012 and 2011, respectively and 160,613 and 981,671 shares for the six month ended December 31, 2012 and 2011, respectively, are not anti-dilutive and are not included in the weighted shares. The weighted average number of shares includes the effect of the one-for-two reverse stock split.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

16.           SUPPLEMENTAL CASH FLOW DISCLOSURE

	Six Months Ended
	December 31,
	2012	2011
Accrued dividends on Series A preferred stock	$-	$153
Earnout payable to seller	550	-
Cash paid for interest	296	-
Amount offset on Note repayment	168	-
Issuance of Class A common stock to seller of Ultrastar theatres as part of the acquisition	4,714	-
Issuance of warrants to Start Media	954	-

17.           DIGINEXT

In September 2012, the Company and Nehst Media Enterprises (“Nehst”) formed a joint venture called Diginext.  Under the joint venture agreement, Digiplex and Nehst each have a 50% ownership interest, and Nehst will supply Diginext with periodic movie content, the first of which was shown in theaters in September 2012. Digiplex has the option to display such content at its locations on an exclusive basis, or may choose to allow non-Digiplex venues to also display the content.  Digiplex pays film rent to Diginext as it would any other movie distributor, and any profits of Diginext, from theatrical revenues as well as net revenues from other sources such as DVD’s, downloads, cable television, international distribution and sponsorship will be shared equally by the owners.  The Company is not responsible for funding expenses of Diginext other than certain agreed upon items, such as auditing fees, if required.

The Company and Nehst have each made capital contributions of $5 as of December 31, 2012 and has recorded this in other assets.  Through December 31, 2012, the revenue and expenses related to the joint venture have not been material.  The Company has concluded that it is not required to consolidate the Diginext joint venture and therefore is using the equity method to account for its investment  and subsequent share of the earnings or losses of the joint venture.

18.           SUBSEQUENT EVENTS

On January 1 and February 1, 2013, JV  assumed  operating leases for a three screen theater in Sparta, NJ and a 16 screen theater in Solon, Ohio, respectively.  Each theater was the subject of a lease entered into directly with the landlord, and there was no purchase price paid.  Both theaters were equipped with digital projection systems before rent commenced and both theaters are operated by Digiplex under Management Agreements.

On January 1, 2013, Digiplex hired Charles Goldwater as its Senior Vice President.  Mr. Goldwater has also served on the Company’s board of directors. The Company and Mr. Goldwater have entered into an employment agreement with a three year term providing for a minimum salary with other benefits commensurate with other executives of the Company

In January 2013, JV entered into an agreement to pay a third party $450 as an advisory fee in connection with services rendered in connection with the formation of the JV and related agreements. Digiplex and Start Media have each agreed to fund $225 to the JV as a capital contribution, and the JV in turn will pay the advisory fee. The advisory fee will be paid in 12 installments over one year from January 2013.

On January 13, 2013, Start Media contributed an additional $1,300 to JV, to fund capital expenditures and other expenses.

In February 2013, JV and Sellers reached an agreement to issue 272,419 shares of Digiplex Class A common stock related to post-closing adjustments in the Ultrastar  acquisitions. On the date these shares are issued, Digiplex and Start Media will own 34% and 66% of the JV, respectively.

Contents

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. The words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. We have based these forward looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC, particularly those contained in the Section entitled “Risk Factors” in our Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Our fiscal year ends on June 30 each year.

Contents

Overview

At December 31, 2012, we operated 16 theaters located in New Jersey, Connecticut, Pennsylvania, California and Arizona, consisting of 159 screens. Our theaters had over 616,000 and 67,000 attendees for the three months ended December 31, 2012 and 2011, respectively (for the portions of the periods we operated them).

Our theaters operated as of December 31, 2012 are:

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

• a 9 screen theater known as Cinema Center of Williamsport, located in Williamsport, Pennsylvania;

• a 12 screen theater known as the Lisbon theater, located in Lisbon, Connecticut;

• a 14 screen theater known as the Surprise Pointe 14 theater, located in Surprise. Arizona;

• a 14 screen theater known as the Apple Valley theater, located in Apple Valley, California;

• a 13 screen theater known as the Mission Marketplace theater, located in Oceanside, California;

• a 10 screen theater known as Temecula Tower Cinemas, located in Temecula, California;

• a 10 screen theater known as the Poway theater, located in Poway, California;

• a 7 screen theater known as the Mission Valley theater, located in San Diego, California;

• a 6 screen theater known as the River Village theater, located in Bonsall, California.

On December 10, 2012, we entered into a joint venture (“JV”) with Start Media, LLC (“Start Media”), to acquire, refit and operate movie theaters.  On December 11, 2012, wholly owned subsidiaries of JV executed asset purchase agreements, which were amended on December 13, 2012, to acquire seven movie theaters (six of which are located in southern California and one of which is near Phoenix, Arizona)  (collectively, the “Ultrastar Acquisitions”) with an aggregate of 74 fully digital screens from seven sellers affiliated with one another  (collectively the “Ultrastar Sellers”).  These 7 theaters have annual attendance of over 2.0 million patrons.

The 7 theaters acquired from the Ultrastar Sellers are operated by us pursuant to  management agreements (the “Management Agreement”) with the JV, whereby we have full day to day responsibility for all aspects of the theater operations, and we receive a fee equal to 5% of the gross revenues of these theaters. . At December 31, 2012,  Digiplex and Start Media owned 30% and 70% of the equity of JV, respectively.

Contents

As of December 31, 2012, the Company, and the JV, owned 16 theaters (the “Theaters”) with 159 screens in New Jersey, Connecticut, Pennsylvania, California and Arizona, each of which is operated by the Company. As described in Note 3, the Company completed its acquisition of the Lisbon theater on September 29, 2012, and the JV completed the Ultrastar Acquisitions on four separate dates in December 2012.

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

Our plan to expand our business is based on our business strategy, centered on our slogan “cinema reinvented,” and includes:

•
Acquisitions of existing historically cash flow positive theaters in free zones either directly by Digplex or through our JV acquisitions vehicle. We intend to selectively pursue multi-screen theater acquisition opportunities that meet our strategic and financial criteria. Our philosophy is to “buy and improve” existing facilities rather than “find and build” new theaters. We believe this approach provides more predictability, speed of execution and lower risk.

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

Contents

Other than the funds resulting from our capital raised to date, there can be no assurance, however, that we will be able to secure financing necessary to implement our business strategy, including to acquire additional theaters or to renovate and digitalize the theaters we do acquire.

 We manage our business under one reportable segment: theater exhibition operations.

Components of Operating Results

Revenues

We generate revenues primarily from admissions and concession sales with additional revenues from screen advertising sales and other revenue streams, such as theater rentals and private parties. Our advertising agreement with National CineMedia, LLC (“NCM”) has assisted us in expanding our offerings to domestic advertisers and will be broadening ancillary revenue sources, such as digital video monitor advertising and third party branding. Our alternative content agreements with NCM and others has assisted us in expanding our alternative content offerings, such as live and pre-recorded concert events, opera, ballet, sports programs, and other cultural events. In addition to NCM, we select, market and exhibit alternative content from a variety of other sources, including Emerging Pictures, Cinedigm Digital Cinema Corp., Screenvision, and others as they offer their programs to us. Our existing 16 theaters are located in “free zones,” or areas that permit us to acquire movies from any distributor. As such, we display all of the leading movies and can tailor our offerings to each of our markets.

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

Contents

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

• •
Lisbon Theater Acquisition. On September 29, 2012 we acquired certain assets of the Lisbon theater, a 12-screen theater located in north eastern Connecticut for a purchase price of $6.6 million, which consisted of a cash payment of $6.0 million, and an earn-out.  The fair value of the earn-out was recorded as a liability with an estimated fair value of $0.6 million to be paid after the first year following the closing if certain earnings targets are met.  We also assumed the lease for the land that the theater is situated on.  No debt or other liabilities were assumed.

JV agreement and Ultrastar Acquisitions. As noted in Overview, in December 2012 we entered into a joint venture relationship with Start Media and the JV acquired 7 theaters from the Ultrastar Sellers in California and Arizona.  The total purchase price for the Ultrastar Acquisitions was $12.8 million; with $8.1 million in cash being paid by Start Media and 615,204 shares of Class A common stock with a fair value of $3.3 million being paid by us in December 2012. We expect to issue 272,419 additional shares, with a fair value of $1.4 million at the date of the acquisitions, to the Ultrastar sellers related to post-closing adjustments that were verbally agreed upon in February 2013. Each payment contributes to the JV as the members’ respective  initial capital contributions to the JV.  Certain operating leases for the theater facilities, and certain capital leases were assumed related to theater equipment.  No other liabilities were assumed from the Ultrastar Sellers.  We intend to acquire other theaters through the JV, although this cannot be assured.

Contents

•
 Management Agreements.  We have entered into agreements with JV (the “Management Agreements”) to manage the theaters JV acquires, and we will receive 5% of the total revenue of the theaters in each year as management fees in consideration for these management services.  Under the Management Agreement, we have full day-to-day authority to operate the theaters owned by JV including: staffing, banking, content selection, vendor selection and all purchasing decisions. We are required to submit an annual operating budget to JV for each fiscal year ending June 30 for approval by the JV board of managers (which is comprised of four seats, two of which are controlled by us, and two by Start Media).  In the event of any disagreements regarding the budget, there are dispute resolution procedures contained in the operating agreement (“JV Operating Agreement”).

•
Northlight Term Loan.  On September 28, 2012, we entered into a loan agreement for $10.0 million with Northlight Trust I (“Northlight”).  The Northlight loan was used to fund our acquisition of the Lisbon theater for $6.0 million, pay for previously installed digital systems of $3.3 million, pay fees associated with the Northlight loan and the Lisbon acquisition, and to provide working capital.

•
Digital Projector Installation. At December 31, 2012, all of our 159 screens were equipped with digital projectors and related hardware and software.  95 of the 159 systems had been installed before our acquisition of the theaters, and the remaining 64 systems were installed under our ownership, at a total cost of approximately $5.0 million.  We earn Virtual Print Fees (VPFs), described under Components of Operating Results, on 85 of the 159 systems.  We do not earn VPFs on the 74 digital systems, related to the Ultrastar acquisitions, as these systems are owned by an unrelated digital cinema integrator.  However, we have full use of these systems purchased from Ultrastar, under a master license agreement until 2015, when we have the option to purchase these systems at fair market value.

•
Alternative Content Program Launch. Along with the continued display of traditional feature movies, a cornerstone of our business strategy is to exhibit opera, ballet, concerts, sporting events, children’s programming and other forms of alternative content in our theaters. Using our 159 digital systems (57 of which are equipped to show 3D events), we can show live and pre-recorded 2D and 3D events at off-peak times to increase the utilization of our theaters.   Going forward we expect at least 40% of any new screens to be 3D-enabled.

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

The following table sets forth the percentage of total revenues represented by statement of operations items included in our consolidated statements of operations for the periods indicated (dollars and attendance in thousands, except average ticket prices and average concession per patron):

Contents

Results of Operations

	Three months ended December 31,
(Amounts in thousands, except per patron data)	2012		2011
Revenues:	$	%	$	%
Admissions	$4,752	69	$650	71
Concessions	1,929	28	202	22
Other	189	3	68	7
Total revenues	6,870	100	920	100

Cost of operations:
Film rent expense (1)	2,417	51	270	42
Cost of concessions (2)	317	16	28	14
Salaries and wages (3)	710	10	144	16
Facility lease expense (3)	811	12	128	14
Utilities and other (3)	1,141	17	172	19
General and administrative (3)	1,208	18	352	38
Depreciation and amortization (3)	1,098	16	132	14
Total costs and expenses (3)	7,702	112	1,226	133
Operating loss (3)	(832)	(12)	(306)	(33)
Interest expense	(347)	(5)	-	-
Other	(8)	(0)	-	-
Loss before income taxes (3)	(1,187)	(17)	(306)	(33)
Income taxes (4)	47	(4)	15	(5)
Net loss (3)	$(1,234)	(18)	$(321)	(35)

Other operating data:
Consolidated Theatre Level Cash Flow (7)	$1,466	19	$178	19
Consolidated Adjusted EBITDA (8)	$599	9	$(127)	(14)
Attendance	616,520	*	67,743	*
Average ticket price (5)	$7.71	*	$9.60	*
Average concession per patron (6)	$3.13	*	$2.98	*
__________
*           Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as a percentage of pre-tax loss.

(5)	Calculated as admissions revenue/attendance.

(6)	Calculated as concessions revenue/attendance.

Contents

(7)
TLCF is a non-GAAP financial measure. TLCF is a common financial metric in the theater industry, used to gauge profitability at the theater level, before the effect of depreciation and amortization, general and administrative expenses, interest, taxes or other income and expense items. While TLCF is not intended to replace any presentation included in our consolidated financial statements under GAAP and should not be considered an alternative to cash flow as a measure of liquidity, we believe that this measure is useful in assessing our cash flow and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. This adjusted financial measure should be read in conjunction with the financial statements included in this filing. For additional information on TLCF, see pages 39.

(8)
Adjusted EBITDA is a non-GAAP financial measure. We use adjusted EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our results, excluding the impact of non-cash depreciation and amortization charges, stock based compensation expenses, and nonrecurring expenses and outlays, prior to our consideration of the impact of other potential sources and uses of cash, such as working capital items. This calculation may differ in method of calculation from similarly titled measures used by other companies. This adjusted financial measure should be read in conjunction with the financial statements included in this filing. For additional information on Adjusted EBITDA, see pages 40.

Three Months Ended December 31, 2012 and 2011

At December 31, 2012, we operated 16 theaters located in New Jersey, Connecticut and Pennsylvania, California and Arizona consisting of 159 screens. We operated three theaters with 19 screens for the entire three month periods ended December 31, 2012 and 2011, five theaters with 54 screens since April 20, 2012, one theater with 12 screens since September 29, 2012, and seven theaters with 74 screens from dates ranging from December 14, 2012 to December 20, 2012.  Therefore, many comparisons of the 2012 and 2011 periods will be skewed accordingly.  Our theaters had over 616,000 and 67,000 attendees for the three months ended December 31, 2012 and 2011, respectively (for the portions of the periods we operated them). Overall, the North American box office revenue results for the three months ended December 31, 2012 had increased by approximately 13% from the comparable 2011 period, with more titles displayed in 2012 and general economic conditions improving slightly, contributing to the improvement.  For the three theaters we operated for the entire 2012 and 2011 three month periods, our results also increased, though not as dramatically as the overall industry during that period.

Admissions and Concessions. Our admissions and concessions revenues increased by 647%, due to our increased screen count in the three months ended December 2012 as compared to 2011.  In addition, our emphasis on alternative content programming has resulted in incremental admissions and concessions revenue. Our average ticket price decrease was due to our entry into new and less urban geographical markets. Alternative content revenue comprised 7% of our box office revenue during the three months ended December 31, 2012 and 2011, for our original 3 theaters that we operated in both years.

Other Revenues. Other revenues consist of advertising revenues, theater rentals for parties, camps and other activities. We entered into an agreement with NCM to receive ad revenues in August 2011. Advertising revenue was $126 for the three months ended December 31, 2012 period compared to $17 in the 2011 period.

Contents

Film Rent Expense. Film rent expense is a variable cost that fluctuates with box office revenues. We generally expect film rent expense to range from 50% to 60% of admissions revenues, with art and independent titles at the lower end of the range and mainstream movie titles at the middle to high end of the range. Film rent expense as a percentage of box office revenues was 51% in the three months ended
December 31, 2012 period as compared to 42% of box revenues in 2011.  Our increased film rent was due to our entry into new markets and display of mainstream movie titles with higher film expenses. Included as a reduction of film rent expense in the 2012 period is $259 of VPFs that we receive from a third party vendor, associated with digital titles that we play from the studios, as compared to $62  in 2011. Excluding VPFs, film rent expense would have been 56% and 51% of admissions revenues in the 2012 and 2011 periods, respectively.

Cost of Concessions. At 16% and 14 % of our concessions revenue for the three months ended December 31, 2012 and 2011, respectively, we believe our cost of concessions is close to the industry average of 15% to 20%. Our concession costs as a percentage of concessions revenue can fluctuate based on the mixture of concession products sold, and changes in our supply pricing.

Salaries and Wages. Our theater employees are mostly part-time hourly employees, supervised by one or more full-time managers at each location. Our payroll expenses contain a fixed component but are also variable and will fluctuate, being generally higher during the peak summer and holiday periods, and also during alternative content events, and lower at other times. The increase from the 2011 period is due to our operation of a larger number of theaters during the three months ended December 31, 2012 versus 2011. As a percentage of revenue, the decrease is due to our adjustment of the mix of theater staff shortly following our acquisition of the locations.

Facility Lease Expense. Each of our facilities is operated under operating leases that contain renewal options upon expiration. The leases contain provisions that increase rents in certain amounts and at certain times during the initial term, and the leases for certain theaters require percentage rent to be paid upon the achievement of certain revenue targets. We incurred $92 in percentage rent expense as a result of these lease provisions during the three months ended December 31, 2012, and $0 in the 2011 period. The remainder of the increase from the 2011 period is due to our operation of more theaters in the 2012 period.

Utilities and Other. Utilities and other expenses consist of utility charges, real estate taxes incurred pursuant to the operating leases for our theaters, and various other costs of operating the theaters. We expect these costs, which are largely fixed in nature, to remain relatively constant for the theaters, with growth in these expenses as we acquire more theaters. The increase in these expenses is due to the operation of more screens during the three months ended December 31, 2012 as compared to 2011.  Though many of these costs are largely fixed except for inflationary-type increases, we will experience growth in these expenses as we acquire more theaters.

General and Administrative Expenses. General and administrative expenses consisted primarily of salaries and wages for our corporate staff, legal, accounting and professional fees associated with our start-up and acquisition of theaters, marketing, and information technology related expenses. The increase in these expenses is due to additional personnel hired to manage our actual and planned growth, along with professional fees for auditing, legal, marketing and information technology. We expect these costs to decrease as a percentage of revenue as we grow and realize increased economies of scale. Included in general and administrative expenses is stock compensation expense of $26 and $16  in the 2012 and 2011 periods, respectively, related to issuance of Class A common stock to employees and non-employees for services rendered. We expect to grant additional stock-based awards in the future under our 2012 stock option and incentive plan that was adopted in conjunction with our IPO. Awards may consist of stock options or restricted stock, with or without vesting periods. As of December 31, 2012 and 2011, we had 13 and 8 employees, respectively, on our corporate staff, including our chief executive officer and other officers and staff to support our business development, technology, accounting, and marketing activities.

Contents

Depreciation and Amortization. The increase from 2011 is due to the operation of 159 screens as of December 31, 2012 versus 19 screens at December 31, 2011, including the addition of assets such as digital projection equipment, and other capital improvements made. We record depreciation and amortization for property and equipment and intangible assets over the estimated useful life of each asset class on a straight line basis. Our largest fixed asset is our digital projection equipment, which had a gross cost of $5.8 million as of December 31, 2012 and is being depreciated over a 10-year estimated useful life. We expect digital projection equipment to be a large component of our asset base going forward following any acquisitions that we may consummate, along with other theater equipment and leasehold improvements.

Operating Loss. The increased operating loss was primarily attributable to the higher general and administrative and depreciation and amortization costs, associated with the increased asset base and larger corporate infrastructure which will support our future growth.

Impact of Inflation.  We believe that our results of operations are not materially impacted by moderate changes in the inflation rate.  Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the three month periods ended December 31, 2012 and 2011, respectively.

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

Contents

	Six months ended December31,
(Amounts in thousands, except per patron data)	2012		2011
Revenues:	$	%	$	%
Admissions	$7,761	69	$1,392	73
Concessions	3,128	28	401	21
Other	327	3	106	6
Total revenues	11,216	100	1,899	100

Cost of operations:
Film rent expense (1)	3,855	50	598	43
Cost of concessions (2)	482	15	68	17
Salaries and wages (3)	1,224	11	288	15
Facility lease expense (3)	1,334	12	248	13
Utilities and other (3)	1,881	17	329	17
General and administrative (3)	1,946	17	673	35
Depreciation and amortization (3)	1,947	17	262	14
Total costs and expenses (3)	12,669	113	2,466	130
Operating loss (3)	(1,453)	(13)	(567)	(30)
Interest expense	(372)	(3)	-	-
Other	(8)	(0)	-	-
Loss before income taxes (3)	(1,833)	(16)	(567)	(30)
Income taxes (4)	64	(3)	20	(4)
Net loss (3)	$(1,897)	(17)	$(587)	(31)

Other operating data:
Consolidated Theatre Level Cash Flow (7)	$2,432	21	$368	19
Consolidated Adjusted EBITDA (8)	$934	8	$(224)	(12)
Attendance	1,032,652	*	152,234	*
Average ticket price (5)	$7.52	*	$9.14	*
Average concession per patron (6)	$3.03	*	$2.63	*
__________

*           Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as a percentage of pre-tax loss.

(5)	Calculated as admissions revenue/attendance.

(6)	Calculated as concessions revenue/attendance.

Contents

(7)
TLCF is a non-GAAP financial measure. TLCF is a common financial metric in the theater industry, used to gauge profitability at the theater level, before the effect of depreciation and amortization, general and administrative expenses, interest, taxes or other income and expense items. While TLCF is not intended to replace any presentation included in our consolidated financial statements under GAAP and should not be considered an alternative to cash flow as a measure of liquidity, we believe that this measure is useful in assessing our cash flow and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. This adjusted financial measure should be read in conjunction with the financial statements included in this filing. For additional information on TLCF, see pages 39.

(8)
Adjusted EBITDA is a non-GAAP financial measure. We use adjusted EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our results, excluding the impact of non-cash depreciation and amortization charges, stock based compensation expenses, and nonrecurring expenses and outlays, prior to our consideration of the impact of other potential sources and uses of cash, such as working capital items. This calculation may differ in method of calculation from similarly titled measures used by other companies. This adjusted financial measure should be read in conjunction with the financial statements included in this filing. For additional information on Adjusted EBITDA, see pages 40.

Six Months Ended December 31, 2012 and 2011

At December 31, 2012, we operated 16 theaters located in New Jersey, Connecticut, Pennsylvania, California and Arizona, consisting of 159 screens. We operated three theaters with 19 screens for the entire six month periods ended December 31, 2012 and 2011, five theaters with 54 screens since April 20, 2012, one theater with 12 screens since September 29, 2012, and seven theaters with 74 screens from dates ranging from December 14, 2012 to December 20, 2012.  Therefore, many comparisons of the 2012 and 2011 periods will be skewed accordingly.  Our theaters had over 1,032,000 and 152,000 attendees for the six months ended December 31, 2012 and 2011, respectively (for the portions of the periods we operated them). Overall, the North American box office results for the six months ended December 31, 2012 had increased by approximately 3% from the comparable 2011 period, with more  titles displayed in 2012 and general economic conditions improving slightly, contributing to the improvement.  For the three theaters we operated for the entire 2012 and 2011 three month periods, our results increased by similar amounts.

Admissions and Concessions. Our admissions and concessions revenues increased by 458%, due to our increased screen count in the six months ended December 2012 as compared to 2011. Our average ticket price decrease was due to our entry into new and less urban geographical markets.  In addition, our emphasis on alternative content programming has resulted in incremental admissions and concessions revenue. Alternative content revenue comprised 5% of our box office revenue during the six months ended December 31, 2012 and 2011, for our original 3 theaters that we operated in both years.

Other Revenues. Other revenues consist of advertising revenues, theater rentals for parties, camps and other activities. We entered into an agreement with NCM to receive ad revenues in August 2011. Advertising revenue was $232 for the six months ended December 31, 2012 period compared to $32 in the 2011 period.

Contents

Film Rent Expense. Film rent expense is a variable cost that fluctuates with box office revenues. We generally expect film rent expense to range from 50% to 60% of admissions revenues, with art and independent titles at the lower end of the range and mainstream movie titles at the middle to high end of the range. Film rent expense as a percentage of box office revenues was 50% in the six months ended December 31, 2012 period as compared to 43% of box revenues in 2011. Our increased film rent was due to our entry into new markets and display of mainstream movie titles with higher film expenses.  Included as a reduction of film rent expense in the 2012 period is $504 of VPFs that we receive from a third party vendor, associated with digital titles that we play from the studios, as compared to $132  in 2011. Excluding VPFs, film rent expense would have been 56% and 53% of admissions revenues in the 2012 and 2011 periods, respectively.

 Cost of Concessions. At 15% and 17 % of our concessions revenue for the six months ended December 31, 2012 and 2011, respectively, we believe our cost of concessions is close to the industry average of 15% to 20%. Our concession costs as a percentage of concessions revenue can fluctuate based on the mixture of concession products sold, and changes in our supply pricing.

Salaries and Wages. Our theater employees are mostly part-time hourly employees, supervised by one or more full-time managers at each location. Our payroll expenses contain a fixed component but are also variable and will fluctuate, being generally higher during the peak summer and holiday periods, and also during alternative content events, and lower at other times. The increase from the 2011 period is due to our operation of a larger number of theaters during the six months ended December 31, 2012 versus 2011. As a percentage of revenue, the decrease is due to our adjustment of the mix of theater staff shortly following our acquisition of the locations.

Facility Lease Expense. Each of our facilities is operated under operating leases that contain renewal options upon expiration. The leases contain provisions that increase rents in certain amounts and at certain times during the initial term, and the leases for certain theaters require percentage rent to be paid upon the achievement of certain revenue targets. We incurred $138 in percentage rent expense as a result of these lease provisions during the six months ended December 31, 2012, and $0 in the 2011 period. The remainder of the increase from the 2011 period is due to our operation of more theaters in the 2012 period.

Utilities and Other. Utilities and other expenses consist of utility charges, real estate taxes incurred pursuant to the operating leases for our theaters, and various other costs of operating the theaters. We expect these costs, which are largely fixed in nature, to remain relatively constant for the theaters, with growth in these expenses as we acquire more theaters. The increase in these expenses is due to the operation of more screens during the six months ended December 31, 2012 as compared to 2011.  Though many of these costs are largely fixed except for inflationary-type increases, we will experience growth in these expenses as we acquire more theaters.

General and Administrative Expenses. General and administrative expenses consisted primarily of salaries and wages for our corporate staff, legal, accounting and professional fees associated with our start-up and acquisition of theaters, marketing, and information technology related expenses. The increase in these expenses is due to additional personnel hired to manage our actual and planned growth, along with professional fees for auditing, legal, marketing and information technology. We expect these costs to decrease as a percentage of revenue as we grow and realize increased economies of scale. Included in general and administrative expenses is stock compensation expense of $69 and $33 in the 2012 and 2011 periods, respectively related to issuance of Class A common stock to employees and non-employees for services rendered. We expect to issue additional stock-based awards in the future under our 2012 stock option and incentive plan that was adopted in conjunction with our IPO. Awards may consist of stock options or restricted stock, with or without vesting periods. As of December 31, 2012 and 2011, we had 13 and 8 employees, respectively on our corporate staff, including our chief executive officer and other  officers and staff to support our business development, technology, accounting, and marketing activities.

Contents

Depreciation and Amortization. The increase from 2011 is due to the operation of 159 screens as of December 31, 2012 versus 19 screens at December 31, 2011, including the addition of assets such as digital projection equipment, and other capital improvements we made. We record depreciation and amortization for property and equipment and intangible assets over the estimated useful life of each asset class on a straight line basis. Our largest fixed asset is our digital projection equipment, which had a gross cost of $5.8 million as of December 31, 2012 and is being depreciated over a 10-year estimated useful life. We expect digital projection equipment to be a large component of our asset base going forward following any acquisitions that we may consummate, along with other theater equipment and leasehold improvements.

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

On September 28, 2012, we entered into a loan agreement for $10.0 million with Northlight.  The Northlight loan was used to fund our acquisition of the Lisbon theater for $6.0 million, pay for previously installed digital systems of $3.3 million, pay fees associated with the Northlight loan and the Lisbon acquisition, and to provide working capital.

On December 10, 2012, we, together with Start Media, entered into a joint venture to acquire, refit and operate movie theaters.  Start Media has committed to contribute up to $20 million to JV, including its initial $8 million. In December 2012, JV acquired seven movie theaters (six of which are located in southern California and one of which is near Phoenix, Arizona) with an aggregate of 74 fully digital screens, for an aggregate purchase price of $12.8 million, consisting of $8 million which was funded by Start Media in cash plus 615,204 shares of our Class A common stock with a fair value of $3.3 million issued in December 2012, and an estimated additional 272,419 shares to be issued valued at $1.4 million to finalize certain post-closing adjustments.

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

Contents

Summary of Cash Flows

	Six Months Ended
(000's)	December 31,
Consolidated Statement of Cash Flows Data:	2012	2011
Net cash provided by (used in):
Operating activities	$(1,480)	$(525)
Investing activities	(6,497)	(269)
Financing activities	9,069	376
Net increase (decrease) in cash and cash equivalents	$1,092	$(418)

Operating Activities

Net cash flows used in operating activities totaled approximately ($1.5) million and ($0.5) million for the six months ended December 31, 2012 and 2011, respectively.   Our net loss was impacted by general and administrative costs which grew rapidly in 2012 due to the addition of theaters and the creation of our corporate infrastructure.  We made a payment to our primary vendor of digital systems of $3.3 million in the six months ended December 31, 2012.

Investing Activities

Our capital requirements have arisen principally in connection with our acquisitions of theaters, upgrading our theater facilities post-acquisition and replacing equipment. Cash used in investing activities totaled ($6.5) million and ($0.3) million for the six months ended December 31, 2012 and 2011, respectively. The increase from 2011 is due to the cash purchase price for the Lisbon theater acquired in 2012, totaling $6.0 million and the Ultrastar Acquisitions of $8.1; $8.0 million of which was funded by Start Media,LLC through its capital contribution to the JV.  We may also incur significant capital outlays in connection with other acquisitions that we may consummate in the next 12 months, including digital projection equipment and other theater upgrades.  We intend to continue to grow our theater circuit either directly by us or through our JV acquisitions vehicle through selective expansion and acquisitions.

Financing Activities

Net cash provided by financing activities totaled $9.1 million and $0.4 million for the six months ended December 31, 2012 and 2011, respectively.  The 2012 increase to net cash provided by financing activities was due mainly to the proceeds of the Northlight loan of $10.0 million, proceeds from issuance of preferred stock of $0.5 million and was offset in part  by the payment of a note to the seller of Cinema Centers for $0.8 million. We expect to issue equity and debt instruments in the future in connection with our business plan.

Contents

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

TLCF and Adjusted EBITDA should not be considered alternatives to, or more meaningful than, GAAP measures such as net cash provided by operating activities. Because these measures exclude depreciation and amortization and they do not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future.  Further, because these metrics do not reflect the impact of income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this filing, they do not represent how much discretionary cash we have available for other purposes. Nonetheless, TLCF and Adjusted EBITDA are key measures used by us. We also evaluate TLCF and Adjusted EBITDA because it is clear that movements in these measures impact our ability to attract financing. TLCF and Adjusted EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies.

A reconciliation of TLCF and Adjusted EBITDA to GAAP net loss is calculated as follows (in thousands):

TLCF reconciliation:

(unaudited)	Three months ended		% Increase/ (Decrease)	Six months ended		% Increase/ (Decrease)
	December 31,			December 31,
(000's)	2012	2011		2012	2011
Net loss	$(1,234)	$(321)	284%	$(1,897)	$(587)	223%
Addback:
General and administrative (1)	1,208	352	243%	1,946	673	189%
Depreciation and amortization	1,098	132	732%	1,947	262	643%
Income tax expense	47	15	213%	64	20	220%
Interest expense	347	-	-100%	372	-	-100%
Consolidated TLCF	$1,466	$178		$2,432	$368
Deduct:
Start Media's share of TLCF	(130)	-	-100%	(130)	-	-100%
TLCF of Digital Cinema Destinations Corp.	$1,336	$178	650%	$2,302	$368	525%

Contents

Adjusted EBITDA reconciliation:

(unaudited)	Three months ended		% Increase/ (Decrease)	Six months ended		% Increase/ (Decrease)
	December 31,			December 31,
(000's)	2012	2011		2012	2011
Net loss	$(1,234)	$(321)	284%	$(1,897)	$(587)	223%
Add back:
Depreciation and amortization	1,098	132	732%	1,947	262	643%
Interest expense	347	-	100%	372	-	100%
Income tax expense	47	15	213%	64	20	220%
EBITDA	258	(174)	248%	486	(305)	259%
Addback:
Stock-based compensation (2)	26	16	63%	69	33	109%
Non-recurring organizational and M&A-related professional fees (3)	315	16	1869%	362	28	1193%
Consolidated Adjusted EBITDA	$599	$(142)	522%	$917	$(224)	422%
Addback:
Management fees (4)	52	-	100%	52	-	100%
Deduct:
Start Media's share of adjusted EBITDA	(94)	-	-100%	(94)	-	-100%
Adjusted EBITDA of Digital Cinema Destinations Corp.	$557	$(142)	492%	$875	$(224)	459%
 ___________

(1)	TLCF is intended to be a measure of theater profitability. Therefore, our corporate general and administrative expenses have been excluded.

(2)
Represents the fair value of shares of Class A common stock and restricted stock awards issued to employees and non-employees for services rendered. As these are non-cash charges, we believe that it is appropriate to show Adjusted EBITDA excluding this item. The increase from the prior year is due to the magnitude of the Lisbon and Ultrastar  acquisitions.

(3)
Primarily represents professional fees incurred in connection with start-up activities, the creation of acquisition template documents that will be used by us for future transactions, and certain other costs related to our acquisition strategy. While we intend to acquire additional theaters, we have laid the groundwork for our acquisition program and we expect to incur reduced legal fees in connection with future acquisitions. We therefore believe that it is appropriate to exclude these items from Adjusted EBITDA.

(4)	To add back management fees to Digiplex from JV.

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

Contents

Under our Exhibitor-Buyer Master License Agreement, we earn VPFs fees from the movie studios when a new digital title is shown on our screens. We may receive virtual print fees for up to the total costs of our digital systems, less a base amount of $9 thousand per system, but including any financing costs we may incur, over a maximum period of ten years from the date of our installations. We are eligible to receive these payments through May 2021, or until the amount of cumulative VPFs is equal to our costs. VPFs are treated as a reduction of film rent expense. Below is a summary of the costs we incurred relating to the purchase of our digital projection systems to date less the base amount, the VPFs we have earned, and the administrative fees incurred (which add to the amounts we can receive for virtual print fees). We have incurred financing costs in connection with the acquisition of these systems, which is shown below.

(in thousands)
Balance at June 30, 2012	$4,382
Digital systems costs	530
Financing costs	351
VPFs earned	(503)
Exhibitor contribution	(106)
Administrative costs	74
Balance, December 31, 2012	$4,728
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

Contents

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

In July 2012, the FASB issued a new accounting standard update, which amends guidance allowing an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite – lived intangible asset is impaired. This assessment should be used as a basis for determining whether it is necessary to perform the quantitative impairment test. An entity would not be required to calculate the fair value of the intangible asset and perform the quantitative test unless the entity determines, based upon its qualitative assessment, that it is more likely than not that its fair value is less than its carrying value. The update provides further guidance of events and circumstances that an entity should consider in determining whether it is more likely than not that the fair value of an indefinite – lived intangible asset is less than its carrying amount. The update also allows an entity the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This update is effective for annual and interim periods beginning after September 15, 2012, with early adoption permitted. We are in the process of analyzing the update and we do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.  We adopted this standard on October 1, 2012, which did not have a material effect on our financial position or results of operations.

Recently Issued Standards

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income". This update requires companies to present the effects on the line items of net income or loss of significant reclassifications out of accumulated other comprehensive income or loss if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income or loss in the same reporting period. ASU 2013-02 is effective prospectively for the fiscal years and interim periods within those years, beginning after December 15, 2012. We do not expect the adoption of the amended guidance to have a significant impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

Other than the operating leases described herein, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contents

Quantitative and Qualitative Disclosures about Market Risk

We do not hold instruments that are sensitive to changes in interest rates, foreign currency exchange rates or commodity prices. Therefore, we believe that we are not materially exposed to market risks resulting from fluctuations from such rates or prices.

Subsequent Events

  On January 1 and February 1, 2013, wholly owned subsidiaries of JV began operating a three screen theater in Sparta, NJ and a 16 screen theater in Solon, Ohio, respectively.  Each theater was the subject of a lease entered into directly with the landlord, and there was no purchase price paid.  Both theaters were equipped with digital projection systems before JV began operating the theaters.  Both theaters are operated by us, under a Management Agreement with JV, and will be included in our consolidated financial statements.

On January 1, 2013, Digiplex hired Charles Goldwater as our Senior Vice President.  Mr. Goldwater also has served on our board of directors. Digiplex and Mr. Goldwater have entered into an employment agreement with a three year term providing for a minimum salary with other benefits commensurate with our executives.

In January 2013, JV entered into an agreement to pay a third party $450 as an advisory fee in connection with services rendered in connection with the formation of the JV and related agreements. Digiplex and Start Media have each agreed to fund $225 to the JV as a capital contribution, and the JV in turn will pay the advisory fee. The advisory fee will be paid in 12 installments over one year from January 2013.

On January 13,2013, Start Media contributed an additional $1,300 to JV, to fund additional expenditures and other expenses.

In February 2013, JV and Sellers reached an agreement to issue 272,419 shares of Digiplex Class A common stock related to post-closing adjustments in the Ultrastar  acquisitions. On the date these shares are issued, Digiplex and Start Media will own 34% and 66% of the JV, respectively.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various legal proceedings in the ordinary course of business. We do not believe that any settlement or judgement regarding current or potential future legal proceedings will have a material effect on our financial position.

Contents

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

None.

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

DIGITAL CINEMA DESTINATIONS CORP. (Registrant)

Date: February 14, 2013	By:	/s/ Brian D. Pflug
	Name:	Brian D. Pflug
	Title:	Chief Financial Officer and Principal Accounting Officer

Contents

 EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation