Form 10-Q
period 2013-03-31
Digital Cinema Destinations Corp.
filed 2013-05-15
CIK 1510326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
 As of May 15, 2013, 5,458,080 shares of Class A Common Stock, $0.01 par value, and 865,000 shares of Class B Common Stock, $0.01 par value, were outstanding.

 DIGITAL CINEMA DESTINATIONS CORP.
CONTENTS TO FORM 10-Q

Contents

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	June 30,
	2013	2012
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,134	$2,037
Accounts receivable	739	238
Inventories	159	78
Deferred financing costs, current portion	267	-
Prepaid expenses and other current assets	1,217	381
Total current assets	5,516	2,734
Property and equipment, net	28,084	15,432
Goodwill	4,576	980
Intangible assets, net	5,268	4,114
Security deposit	168	3
Deferred financing costs, long term portion, net	977	-
Other assets	290	14
TOTAL ASSETS	$44,879	$23,277
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,051	$851
Accrued expenses	3,016	1,088
Payable to vendor for digital systems	-	3,334
Notes payable, current portion	1,045	1,000
Capital lease, current portion	94	-
Earn out from theater acquisitions	550	79
Deferred revenue	378	31
Total current liabilities	7,134	6,383
NONCURRENT LIABILITIES
Notes payable, long term portion	8,957	-
Capital lease, net of current portion	289	-
Unfavorable leasehold liability, long term portion	167	190
Deferred rent expense	275	83
Deferred tax liability	61	39
TOTAL LIABILITIES	16,883	6,695
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of March 31, 2013 and June 30, 2012, 6 and 0 shares of Series B Preferred Stock issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	-	-
Class A Common stock, $.01 par value: 20,000,000 shares authorized and 5,442,080 and 4,519,452 shares issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	54	45
Class B Common stock, $.01 par value, 900,000 shares authorized; 865,000 and 900,000 shares issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	9	9
Additional paid-in capital	25,431	19,285
Accumulated deficit	(6,091)	(2,757)
TOTAL STOCKHOLDERS' EQUITY OF DIGITAL CINEMA DESTINATIONS CORP.	19,403	16,582
Noncontrolling interest	8,593	-
TOTAL LIABILITIES AND EQUITY	$44,879	$23,277

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
REVENUES
Admissions	$5,985	$695	$13,746	$2,087
Concessions	2,461	213	5,589	614
Other	319	68	647	174
Total revenues	8,765	976	19,982	2,875
COSTS AND EXPENSES
Cost of operations:
Film rent expense	2,844	304	6,698	902
Cost of concessions	413	40	895	107
Salaries and wages	1,155	109	2,378	397
Facility lease expense	1,514	122	2,847	370
Utilities and other	1,848	203	3,733	532
General and administrative	1,365	409	3,311	1,083
Change in fair value of earnout	(79)	(20)	(79)	(20)
Depreciation and amortization	1,439	125	3,385	387
Total costs and expenses	10,499	1,292	23,168	3,758

OPERATING LOSS	(1,734)	(316)	(3,186)	(883)

OTHER EXPENSE
Interest expense	(326)	-	(620)	-
Non-cash interest expense	(75)	-	(153)
Other expense	(38)	(1)	(46)	(2)
LOSS BEFORE INCOME TAXES	(2,173)	(317)	(4,005)	(885)

Income tax (benefit) expense	(22)	(2)	42	18
NET LOSS	$(2,151)	$(315)	$(4,047)	$(903)

Net loss attributable to non-controlling interest	620	-	713	-
Net loss attributable to Digital Cinema Destinations Corp.	$(1,531)	$(315)	$(3,334)	$(903)

Preferred stock dividends	(5)	(84)	(11)	(236)
Net loss attributable to common stockholders	$(1,536)	$(399)	$(3,345)	$(1,139)

Net loss per Class A and Class B common share- basic and diluted attributable to common stockholders	$(0.25)	$(0.27)	$(0.59)	$(0.78)

Weighted average common shares outstanding:	6,065,265	1,469,166	5,663,016	1,469,166

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(4,047)	$(903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,385	387
Deferred tax expense	22	19
Change in fair value of earnout liability	(79)	(20)
Stock-based compensation	148	49
Amortization of deferred financing costs included in interest expense	84	-
Amortization of unfavorable lease liability	(23)	-
Paid-in-kind interest added to notes payable	153	-
Changes in operating assets and liabilities:
Accounts receivable	(585)	(126)
Inventories	(12)	2
Prepaid expenses and other current assets	(831)	(532)
Other assets	(427)	-
Accounts payable and accrued expenses	3,127	244
Payable to vendor for digital systems	(3,334)	-
Deferred revenue	347	19
Deferred rent expense	192	30
Net cash used in operating activities	(1,880)	(831)
Investing activities:
Purchases of property and equipment	(1,120)	(332)
Capital contribution of Start Media, LLC to joint venture	9,306	-
Theater acquisitions	(14,122)	-
Cash acquired in acquisitions	40	-
Net cash used in investing activities	(5,896)	(332)
Financing activities:
Repayment of notes payable	(1,066)	-
Proceeds from notes payable	10,000	-
Payment under capital lease obligations	(26)	-
Payment of financing costs	(374)	-
Proceeds from issuance of preferred stock	450	400
Dividends paid on preferred stock	(11)	-
Costs associated with issuance of stock	(100)	(24)
Net cash provided by financing activities	8,873	376
Net change in cash and cash equivalents	1,097	(787)
Cash and cash equivalents, beginning of period	2,037	1,068
Cash and cash equivalents, end of period	$3,134	$281

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

On January 1 and February 1, 2013, JV  entered into  operating leases, directly with landlords, for a three screen theater in Sparta, NJ and a 16 screen theater in Solon, Ohio, respectively and  no purchase price was paid.  Both theaters were equipped with digital projection systems before rent commenced. Both theaters, as well as the seven former Ultrastar theaters, are operated by Digiplex under Management Agreements. As discussed in Note 4, the operating results of these two theaters are included in the unaudited consolidated operating results of the Company for the three months ended March 31, 2013 from the lease commencement dates.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2013 and June 30, 2012, the Company held substantially all of its cash in checking or money market accounts with major financial institutions, and had cash on hand at the Theaters in the normal course of business.

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

The Company records depreciation and amortization using the straight-line method, over the following estimated useful lives:

Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease term or estimated asset life
Building and improvements	17 years (end of initial lease term)
Digital systems and related equipment	10 years
Equipment and computer software	3 - 5 years

Goodwill

The carrying amount of goodwill at March 31, 2013 and June 30, 2012 was $4,576 and $980, respectively. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles — Goodwill and Other — Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theater operations. The Company determines fair value by using an enterprise valuation methodology determined by applying multiples to cash flow estimates less any net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy.

The changes in carrying amounts of goodwill are as follows:

Total
Balance as of June 30, 2012	$980
Goodwill resulting from the Lisbon acquisition	789
Goodwill resulting from the Ultrastar Acquisitions	2,807
Balance as of March 31, 2013	$4,576

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

The following tables summarize the levels of fair value measurements of the Company’s financial liabilities as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
Earn-out from theater acquisitions	-	-	550	550
	$-	$-	$550	$550

The following tables summarize the levels of fair value measurements of the Company’s financial liabilities as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Earn-out from theater acquisitions	-	-	79	79
	$-	$-	$79	$79

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

The following summarized changes in the earn-out during the nine months ended March 31, 2013:

Total
Balance as of June 30, 2012	$79
Earnout- Lisbon acquisition	550
Change in fair value of earnout liability for Rialto/Cranford acquisitions	(79)
Balance as of March 31, 2013	$550

Key assumptions underlying the Lisbon earn-out include a discount rate of 12.5 percent and that Lisbon will achieve its forecasted financial performance target in the one year earn-out period.  As of March 31, 2013, the Company determined that no further earn-out payment is due to the sellers of the Rialto and Cranford theaters following the end of the two year earn-out period ending March 31, 2013 and accordingly, the Company recognized a fair value change of $79 for the three months ended March 31, 2013.  The amount recognized for the Lisbon earn-out and the range of outcomes and assumptions used to develop earn-out estimates had not changed as of March 31, 2013.

Deferred Rent Expense

The Company recognizes rent expense on a straight-line basis, after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term.

Deferred Financing Costs

Deferred financing costs primarily consist of unamortized debt issuance costs for the note payable and the fair value of warrants issued to Start Media, which are amortized on a straight-line basis over the respective terms. The straight-line basis is not materially different from the effective interest method.

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

The film rent expense on the statement of operations of the Company for the three months ended March 31, 2013  and 2012 was reduced by virtual print fees (“VPFs”) of $259 and $56 respectively, under a master license agreement exhibitor-buyer arrangement with a third party vendor.  VPFs included in film rent expense for the nine months ended March 31, 2013 and 2012 were $763 and $188, respectively.  VPFs represent a reduction in film rent paid to film distributors. Pursuant to this master license agreement, the Company will purchase and own digital projection equipment and the third party vendor, through its agreements with film distributors, will collect and remit VPFs to the Company, net of a 10% administrative fee.  VPFs are generated based on initial display of titles on the digital projection equipment.

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

Segments

As of March 31, 2013, the Company managed its business under one reportable segment: theater exhibition operations. All Company operations are located in the United States.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Recent Accounting Standards

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

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income". This update requires companies to present the effects on the line items of net income or loss of significant reclassifications out of accumulated other comprehensive income or loss if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income or loss in the same reporting period. ASU 2013-02 is effective prospectively for the fiscal years or interim periods within those years, beginning after December 15, 2012.  This guidance is effective for the Company as of July 1, 2013.  The adoption of the guidance is not expected to have a material impact on its financial position or results of operations.

3.           ACQUISITIONS

On September 29, 2012, the Company acquired certain assets and assumed certain liabilities of the Lisbon theater, with 12 screens located in Lisbon, Connecticut, from a third party seller for a purchase price of $6,664, which consisted of a cash payment of $6,014, a capital lease liability of $100, and an earn-out liability calculated based upon forecasted financial results over a 12- month period following the closing, which the Company recorded at a fair value of $550. The expected range of the earn-out liability was $0 to $1,144. Accordingly, the total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The goodwill of $789 represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired.  Goodwill is mainly attributable to the assembled work force and synergies expected to arise after acquisition of the

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

business. The allocation of the purchase price is based on management’s judgment after evaluating several factors, using assumptions for the income and royalty rate approaches and the discounted earnings approach, and projections determined by Company management. The Company incurred approximately $74 in acquisition costs which is expensed and included in general and administrative expenses in the consolidated statement of operations for the nine months ended March 31, 2013.

As of March 31, 2013, the Company finalized the Lisbon purchase price allocation, and there was no change to the purchase price allocation recorded as of December 31, 2012.

The purchase price for the Lisbon theater was allocated as follows:

Lisbon
theater
ASSETS
Cash	$10
Prepaid expenses	4
Inventory	6
Property and equipment	5,710
Covenants not to compete	145
Goodwill	789
Total assets acquired	6,664

LIABILITIES AND OTHER
Capital lease liability assumed	100
Earnout liability	550
Total purchase price paid in cash	$6,014

On December 21, 2012, the JV completed the Ultrastar Acquisitions for an aggregate purchase price of approximately $13,131, consisting of $8,108 in cash, 887,623 shares of Digiplex’s Class A common stock and capital lease liabilities of $309. The fair value of the 887,623 shares issued was $4,714, based on the trading price of the Digiplex Class A common stock on the acquisition dates, less a 10% discount for restrictions on the sale of the stock. The stock issued is the subject of a 180 day lock-up agreement, with further restrictions beyond that point. The JV assumed the operating leases for the theater premises, subject to certain amendments of the leases and, in one case, executed a new lease with the landlord. The JV assumed certain capital leases and service contracts related to theater equipment.   All other liabilities were retained by the sellers. The preliminary goodwill of $2,807 represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired.  Goodwill is mainly attributable to the assembled work force and synergies expected to arise after acquisition of the business. The allocation of the provisional purchase price is based on management’s judgment after evaluating several factors, using assumptions for the income and royalty rate approaches and the discounted earnings approach, and projections determined by Company management.   The Company is in the process of finalizing the fair values of the assets acquired and liabilities assumed, including evaluations of operating leases and capital lease obligations.  The Company incurred approximately $361 in acquisition costs which is expensed and included in general and administrative expenses in the consolidated statement of operations.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

The provisional purchase price for the Ultrastar Acquisitions was allocated as follows:

Ultrastar
theaters
ASSETS
Cash	$30
Prepaid expenses	15
Inventory	63
Property and equipment	8,080
Favorable leasehold interest	866
Covenants not to compete	1,270
Goodwill	2,807
Total purchase price	13,131

LIABILITIES AND OTHER
Capital lease liabilities assumed	309
Issuance of Class A common stock	4,714
Total purchase price paid in cash	$8,108

The results of operations of the theaters acquired in the Ultrastar Acquisitions and Lisbon theater are included in the consolidated statement of operations from the respective dates of acquisition. The following are the unaudited pro forma results of operations of the Company for the three and nine months ended March 31, 2013 and 2012, respectively. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues	8,765	7,483	30,915	22,397
Net loss	(2,151)	(388)	(4,171)	(1,128)

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

4.            JOINT VENTURE

Digiplex’s initial contribution to JV in December 2012 was 615,204 shares of Class A common stock, $0.01 par value per share, and Start Media contributed $8,000 in cash.  These capital contributions were used for JV’s initial theater acquisitions from the Ultrastar sellers.  Digiplex contributed an additional 272,419 shares to the JV that were then issued to the Ultrastar sellers related to the post-closing adjustments.  In January 2013, Start Media contributed an additional $1,306 in cash, to fund anticipated capital expenditures for the Ultrastar theaters.  Digiplex’s and Start Media's interest in the JV was adjusted accordingly.   On January 1 and February 1, 2013, JV entered into  operating leases,  directly with landlords, for a three screen theater in Sparta, NJ and a 16 screen theater in Solon, Ohio, respectively.  JV is managed by a four person board of managers, two of whom Digiplex designates and two of whom are designated by Start Media.  Majority vote is required for JV actions. At March 31, 2013, Digiplex and Start Media owned 34% and 66% of the equity of JV, respectively.

JV has a first right of refusal to acquire any theaters which the Company wishes to acquire, except for any theaters within a ten mile radius of existing Digiplex owned theaters.  If JV does not exercise its right of first refusal, the Company has the right to make the acquisition independently. The right of first refusal does not apply to or restrict the Company’s ability to manage theaters owned by unaffiliated third-parties. Digiplex has entered   into agreements with JV (the “Management Agreements") to manage the theaters it acquires and receives 5% of the total revenue of the JV theaters’ operations annually as management fees. Management fees earned by Digiplex for the three and nine months ended March 31, 2013 were $203 and $255, respectively.   JV records these fees as general and administrative expenses, and Digiplex records an offset to general and administrative expenses. These fees are eliminated in consolidation.

Under the Management Agreements, Digiplex has full day-to-day authority to operate the theaters owned by JV including: staffing, banking, content selection, vendor selection and all purchasing decisions. Digiplex is required to submit an annual operating budget to JV for each fiscal year ending June 30 for approval by the JV board of managers.  In the event of any disagreements regarding the budget, there are dispute resolution procedures contained in the operating agreement (“JV Operating Agreement”).

Digiplex’s and Start Media’s respective percentage ownerships in JV will depend upon their respective aggregate capital contributions, in each case denominated in units of membership interests.  Start Media has committed to contribute up to $20,000 to JV, inclusive of its initial $9,306 capital contributions, to fund theater acquisitions and budgeted expenses.  Start Media will receive additional membership units in consideration for capital contributions in excess of its initial contribution as additional capital is required, based on the fair market value of JV determined under a formula set forth in the JV Operating Agreement (the “Formula”).  Digiplex has a right, but not the obligation, to contribute additional capital to JV, which under certain circumstances may be made by the issuance and delivery of shares of Digiplex’s Class A common stock to sellers of theaters acquired by JV, and thereby acquire additional membership units based on the Formula, provided that our percentage interest does not exceed 50% as the result of our acquisition of additional units.

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

Digiplex is considered the primary beneficiary of the JV because it controls the operation of each JV owned theater on a day to day basis in all material respects, including: the selection of content, all staffing decisions, all cash management and paying vendors, financial reporting, obtaining all necessary permits, insurances, and to plan and perform capital improvements, to the extent such expenditures do not exceed certain levels as specified in the Management Agreements. Digiplex is also the guarantor of six of the nine leases entered into with third party landlords in the JV-owned theaters, and is using its brand name to promote the theaters.  Because JV is a VIE, and Digiplex is deemed the primary beneficiary, the Company has consolidated the operations of JV.

Net loss attributable to the non-controlling interest on the statement of operations represents the portion of net  loss attributable to the economic and legal interest in JV held by Start Media.

In January 2013, JV entered into an agreement to pay a third party $450 as an advisory fee for services rendered in connection with the formation of the JV and related agreements. Digiplex and Start Media have each agreed to fund $225 to the JV as a capital contribution and the JV will in turn pay the advisory fee in twelve monthly installments commencing January 2013. As of March 31, 2013, the remaining $337 due to the third party is reflected in accrued expenses, $225 is shown as a receivable from Start Media, and $450 will be deferred financing costs and will be reflected as investments in the JV by Digiplex and Start Media when funded.

5.           ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	June 30,
	2013	2012
VPFs	$503	$155
Advertising	197	60
Other	39	23
Total	$739	$238

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

6.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31,	June 30,
	2013	2012
Insurance	$123	$231
Projector and other equipment maintenance	272	34
Real estate taxes	48	27
Financing and acquisition-related deposits	-	10
Note receivable from former theater owner	103	-
Due from former theater owners	234	42
Due from Start Media	225	-
Other expenses	212	37
Total	$1,217	$381

7.           PROPERTY AND EQUIPMENT

Property and equipment, net was comprised of the following:

	March 31,	June 30,
	2013	2012
Furniture and fixtures	$4,933	$1,577
Leasehold improvements	12,154	8,275
Building and improvements	4,619	-
Digital projection equipment	5,842	5,235
Equipment and computer software	3,629	1,180
	31,177	16,267
Less: accumulated depreciation and amortization	(3,093)	(835)
Total property and equipment, net	$28,084	$15,432

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)
8.           INTANGIBLE ASSETS

Intangible assets, net consisted of the following as of March 31, 2013:

	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$3,016	$1,069	$1,947	3-5
Covenants not to compete	1,906	349	1,557	3
Favorable leasehold interest	1,950	186	1,764	Remaining lease term
	$6,872	$1,604	$5,268

Intangible assets, net consisted of the following as of June 30, 2012:

	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$3,016	$369	$2,647	3-5
Covenants not to compete	491	77	414	3
Favorable leasehold interest	1,084	31	1,053	Remaining lease term
	$4,591	$477	$4,114

The weighted average remaining useful life of the Company’s trade names, covenants not to compete, and favorable leasehold interests is 3.82 years, 2.47 years and 6.33 years, respectively, as of  March 31, 2013.

Remaining amortization of intangible assets over the next five fiscal years is as follows:

March 31,	Total
2013 (remaining three months)	$473
2014	1,884
2015	1,581
2016	546
2017	225
2018	193

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

9.           LEASES

The Company accounts for all of its leases as operating leases. Minimum rentals payable under all non-cancelable operating leases with terms in excess of one year as of March 31, 2013 are summarized for the following fiscal years (in thousands):

March 31,	Total
2013 (remaining three months)	$1,453
2014	5,531
2015	5,427
2016	5,311
2017	4,674
2018	4,164
Thereafter	26,190
Total	$52,750

Rent expense under non-cancelable facility operating leases was $1,532 and $139 for the three months ended March 31, 2013 and 2012, respectively. Rent expense for the nine months ended March 31, 2013 and 2012 was $2,901 and $417, respectively. All of the Company’s facility leases require the payment of additional rent if certain revenue targets are exceeded. Additional rent expense of $16 and $0 was recorded in the three months ended March 31, 2013 and 2012, respectively.  Additional rent expense of $104 and $6 was recorded in the nine months ended March 31, 2013 and 2012, respectively.

CAPITAL LEASES

The Company leases certain theatre equipment under capital leases that expire from 2015 to 2017, with imputed interest rates of 8.0% per annum. The asset is being amortized over the shorter of its lease terms or its estimated useful life. The applicable amortization is included in depreciation and amortization expense in the accompanying consolidated financial statements. Amortization of assets under capital leases charged to expense during the three and nine months ended March 31, 2013 was $25 and $29 respectively, compared to $0 for the three and nine months ended March 31, 2012.

The following is a summary of property held under capital leases included in property and equipment:

	March 31,	June 30,
	2013	2012
Equipment	$412	$-
Less: accumulated depreciation and amortization	(29)	-
Net	$383	$-

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Future maturities of capital lease payments as of March 31, 2013 for each of the next five years and in the aggregate are:

Total
2013 (remaining three months)	$30
2014	121
2015	107
2016	97
2017	84
2018	8
Total minimum payments	447
Less: amount representing interest	(64)
Present value of minimum payments	383
Less: current portion	(94)
$289

10.           COMMITMENTS AND CONTINGENCIES

The Company believes that it is in substantial compliance with all relevant laws and regulations, and is not aware of any current, pending or threatened litigation that could materially impact the Company.

The Company has entered into employment contracts, to which we refer to as the “employment contracts”, with four of its current executive officers. Under the employment contracts, each executive officer is entitled to severance payments in connection with the termination of the executive officer’s employment by the Company “without cause”, by the executive officer for “good reason”, or as a result of a “change in control” of the Company (as such terms are defined in the employment contracts). Pursuant to the employment contracts, the maximum amount of payments and benefits in the aggregate, if such executives were terminated (in the event of a change of control) would be approximately $1,682.

A. Dale Mayo, the Company’s Chief Executive Officer (“CEO”), is entitled to additional compensation based on the amount of revenues the Company generates, as specified in his employment contract. For the three months ended March 31, 2013 and 2012, respectively, the Company recorded $65 and $0 of compensation expense under this arrangement.  For the nine months ended March 31, 2013 and 2012, respectively, the Company recorded $185 and $0, under this arrangement.

All of the Company’s operations as of March 31, 2013, are located in Pennsylvania, New Jersey, Connecticut, California, Arizona and Ohio, with the customer base being public attendance. The Company’s main suppliers are the major movie studios, primarily located in the greater Los Angeles area. Any events impacting the region the Company operates in, or impacting the movie studios, who supply movies to the Company, could significantly impact the Company’s financial condition and results of operations.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

11.           STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Capital Stock

 As of March 31, 2013, the Company’s authorized capital stock consisted of:

•           20 million shares of Class A common stock, par value $0.01 per share;

•           900,000 shares of Class B common stock, par value $0.01 per share;

•           10 million shares preferred stock, par value $0.01 per share;

Of the authorized shares of Class A common stock, 5,442,080 shares were issued and outstanding as of March 31, 2013. Of the authorized shares of Class B common stock, 865,000 shares were issued and outstanding as of March 31, 2013, all of which are held by the Company’s CEO. In addition, in February 2013, 35,000 shares of Class B common stock which previously were outstanding automatically converted into 35,000 shares of Class A common stock on transfer by the holder (as bona fide gifts) and cannot be reissued.     Of the authorized shares of preferred stock, 6 and 0 shares of Series B Preferred Stock were issued and outstanding as of March 31, 2013 and June 30, 2012, respectively. The material terms and provisions of the Company’s capital stock are described below.

Common Stock

The Class A and the Class B common stock of the Company are identical in all respects, except for voting rights and except that each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock. Each holder of Class A common stock will be entitled to one vote for each outstanding share of Class A common stock owned by that stockholder on every matter submitted to the stockholders for their vote. Each holder of Class B common stock will be entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter submitted to the stockholders for their vote. Except as required by law, the Class A and the Class B common stock will vote together on all matters. Upon any transfer of Class B common stock by the Company’s CEO, such transferred shares will be converted to Class A shares and the converted Class B shares shall be retired and are not available for reissuance.  Subject to the dividend rights of holders of any outstanding preferred stock, holders of common stock are entitled to any dividend declared by the board of directors out of funds legally available for this purpose, and, subject to the liquidation preferences of any outstanding preferred stock, holders of common stock are entitled to receive, on a pro rata basis, all the Company’s remaining assets available for distribution to the stockholders in the event of the Company’s liquidation, dissolution or winding up. No dividend can be declared on the Class A or Class B common stock unless at the same time an equal dividend is paid on each share of Class B or Class A common stock, as the case may be. Dividends paid in shares of common stock must be paid, with respect to a particular class of common stock, in shares of that class. Holders of common stock do not have any preemptive right to become subscribers or purchasers of additional shares of any class of the Company’s capital stock. The outstanding shares of common stock are, when issued and paid for, fully paid and nonassessable. The rights, preferences and privileges of holders of common stock may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.

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

In September 2012, the Company created a new class of preferred stock (the "Series B preferred stock") and on September 20, 2012 sold six shares of Series B preferred stock to two investors for total proceeds of $450, or $75,000 per share. Dividends are payable quarterly in cash at the rate of 4.5% per annum.   The Series B Preferred Stock may be converted into the Company’s Class A common stock at the option of the holder at any time after nine months from the date of issue without the payment of additional consideration by dividing the original purchase price per share of Preferred Stock, as adjusted (the “Issue Price”) by the conversion price of $7.50 per share, as adjusted. Commencing nine months from the date of issue, the Series B Preferred Stock is mandatorily convertible in the event that the daily volume weighted average price of the Company’s Class A Common Stock for a consecutive 30 day trading period is not less than $10.00 per share. The Company has the sole option to redeem the Series B preferred stock any time after one year from the date of issue at a price equal to 150% of the $75,000 Issue Price ($112,500 per share), subject to adjustments, plus all accrued and unpaid dividends.

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

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Start Media Warrants

On December 10, 2012, Digiplex issued warrants to Start Media, which entitles the holder to purchase up to 500,000 shares of Digiplex’s Class A common stock (the “Start Media Warrants”).   The Start Media Warrants were issued in connection with the creation of JV, are exercisable at $6.10 per share and have an exercise period of 5 years. The Start Media Warrants have fixed settlement terms, do not require Digiplex to mandatorily redeem the warrants at any time, and the warrants have no cashless exercise provisions.  The fair value of the Start Media Warrants was determined to be $954 based on a Black-Scholes calculation using the following key assumptions:  expected life, 5.0 years, volatility 40.8%, risk free rate 0.78%.  The Company recorded this as deferred financing costs and an increase to additional paid-in-capital for the fair value of $954 to be amortized over the five year life of the warrant.  Amortization expense included in interest expense for the three and nine months ended March 31, 2013 was $48.

Upon any exercise of the Start Media Warrants, the Company will record the par value of the common stock issued and additional paid in capital.

Stock-Based Compensation and Expenses

On August 6, 2012, the Company issued restricted stock awards totaling 50,500 shares of its Class A common stock to employees which will vest evenly over three years on an annual basis.

During the three months ended March 31, 2013, the Company issued restricted stock awards totaling 41,700 shares of its Class A common stock to employees and a non-employee that vest over a period of one to three years on an annual basis.

The total stock-based compensation was $79 and $16 for the three months ended March 31, 2013 and 2012, respectively, and $148 and $49, for the nine months ended March 31, 2013 and 2012, respectively.

The following summarizes the activity of the unvested share awards for the nine months ended March 31, 2013:

Unvested balance at June 30, 2012	16,668
Issuance of awards	92,200
Vesting of awards	-
Unvested balance at March 31, 2013	108,868

The weighted average remaining vesting period as of March 31, 2013 is 1.27 years. As of March 31, 2013, there was $497 of remaining expense associated with unvested share awards.

12.           NOTES PAYABLE

In connection with the acquisition of the Cinema Centers theaters on April 20, 2012, the Company issued to the seller a Note for $1,000, due on September 17, 2012 and bearing interest at 6.0% per annum.   The Note was repaid on September 17, 2012, less $168 in offsets related to repairs and replacements of equipment and leasehold improvements the Company made subsequent to the closing of the acquisition.  In November 2012, the Company and the seller agreed to share these costs equally, and the Company paid the seller $84 to settle the matter in full satisfaction of the Note.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

On September 28, 2012, the Company entered into a loan agreement with Northlight Trust I for $10,000 due September 28, 2017, at an interest rate equal to 30 day LIBOR plus 10.50% per annum, with a 2.5% floor (the “Northlight loan”).  The Company expects the 2.5% floor to be applicable due to the current floor rates.  During the first 18 months from the closing date,  all interest in excess of 10.00% per annum that would otherwise be paid in cash during the 18-month period may, at the Company’s option, be paid in kind (“PIK interest”), and thereafter  all interest due is payable in cash. PIK interest, if any, will be added to the principal balance of the loan.  The Company primarily used the net proceeds from the Northlight loan to acquire certain assets and assume certain liabilities of Lisbon Theaters, Inc., pay the obligation to a vendor for digital systems, pay fees and expenses associated with the Northlight loan and the Lisbon acquisition, and to provide working capital. Interest and principal payments under the terms of the Northlight loan commenced on October 31, 2012. The Northlight loan is collateralized by, among other things, the Company’s membership interest in each of the Company’s operating subsidiaries and all of the operating subsidiaries’ assets, including the theater leases, and requires meeting certain financial covenant ratios. As of March 31, 2013, the Company was in compliance with all financial covenants. Total deferred financing costs recorded as of March 31, 2013 was $374.  The amount amortized in interest was $19 and $36 for the three and nine months ended March 31, 2013, respectively.

The principal payments due as of March 31, 2013 over the remainder of the term of the Northlight loan are summarized as follows, in fiscal years:

Total
2013 (remaining three months)	$120
2014	1,343
2015	1,670
2016	1,670
2017	1,670
2018 (includes PIK interest accrued to date of $153)	3,529
Total	10,002
Less: current portion	(1,045)
$8,957

The Northlight loan is mandatorily pre payable from 25% of the Company’s Excess Cash Flow (as defined in the Northlight loan agreement) beginning on September 30, 2013 and annually thereafter.

 13.           INCOME TAXES

The Company recorded income tax benefit of approximately $22 and $2 for the three months ended March 31, 2013 and 2012, respectively, income tax expense of approximately $42 and $18 for the nine months ended March 31, 2013 and 2012, respectively. The Company's tax provision for all periods had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded for the nine months ended March 31, 2013 and 2012 included the accrual of non-cash tax expense of approximately $36 and $16, respectively of changes in the valuation allowance in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The Company expects the naked credit to result in approximately $2 of additional non-cash income tax expense over the remainder of the year ending June 30, 2013.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. For the nine months ended March 31, 2013 and 2012, the differences between the effective tax rate of (1.2)% and (2.0)%, respectively, and the U.S. federal statutory rate of 35% principally resulted from state and local taxes, graduated federal tax rate reductions, non-deductible expenses and changes to the valuation allowance.

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. For the nine months ended March 31, 2013 and 2012, the differences between the effective tax rate of (3.3)% and (3.4)%, respectively, and the U.S. federal statutory rate of 35% principally resulted from state and local taxes, graduated federal tax rate reductions, non-deductible expenses and changes to the valuation allowance.

14.           RELATED PARTY TRANSACTIONS

The total rent expense under operating leases with a landlord that owns the Rialto and Cranford premises and owns shares of the Company’s Class A common stock was $64 and $82 for the three months ended March 31, 2013 and 2012, respectively and  $284 and $234 for the nine months ended March 31, 2013 and 2012,  respectively.

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

The following table sets forth the computation of basic net loss per share of Class A and Class B common stock of the Company (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Numerator for basic and diluted loss per share
Net loss attributable to Digital Cinema Destionations Corp.	$(1,531)	$(315)	$(3,334)	$(903)
Preferred dividends	(5)	(84)	(11)	(236)
Net loss attributable to common stockholders	$(1,536)	$(399)	$(3,345)	$(1,139)
Denominator
Weighted average shares of common stock outstanding (1)	6,065,265	1,469,166	5,663,016	1,469,166
Basic and diluted net loss per share of common stock	$(0.25)	$(0.27)	$(0.59)	$(0.78)

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES AND AFFILIATE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

(1)The Company has incurred net losses and, therefore, the impact of dilutive potential common stock equivalents totaling 650,215 and 1,002,917 shares for the three months ended March 31, 2013 and 2012, respectively and 321,884 and 977,597 shares for the nine month ended March 31, 2013 and 2012, respectively, are anti-dilutive and are not included in the weighted shares. The weighted average number of shares includes the effect of the one-for-two reverse stock split.

16.           SUPPLEMENTAL CASH FLOW DISCLOSURE

	Nine Months Ended
	March 31,
	2013	2012
Accrued dividends on Series A preferred stock	$-	$153
Earnout payable to seller	550	-
Cash paid for interest	504	-
Amount offset on note repayment	168	-
Issuance of Start Media warrants	954	-
Issuance of Class A common stock to seller of Ultrastar theatres as part of the acuisition	4,714	-

17.           SUBSEQUENT EVENT

In May 2013, the Company filed a shelf registration statement on Form S-3 with the SEC which has not been declared effective.  The shelf registration statement, with a maximum aggregate offering amount of $10,500, allows for the future issuance of Class A common stock, preferred stock, debt securities, warrants, or units.

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

Overview

At March 31, 2013, we operated 18 theaters located in New Jersey, Connecticut, Pennsylvania, California, Arizona and Ohio, consisting of 178 screens. Our theaters had over 764,000 and 79,000 attendees for the three months ended March 31, 2013 and 2012, respectively, and 1,761,000 and 231,000 attendees for the nine months ended March 31, 2013 and 2012, respectively (for the portions of the periods we operated them).

Our theaters operated as of March 31, 2013 are:

• a 6 screen theater known as the Rialto, located in Westfield, New Jersey;

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

Contents

• a 12 screen theater known as the Lisbon theater, located in Lisbon, Connecticut;

• a 14 screen theater known as the Surprise Pointe 14 theater, located in Surprise. Arizona;

• a 14 screen theater known as the Apple Valley theater, located in Apple Valley, California;

• a 13 screen theater known as the Mission Marketplace theater, located in Oceanside, California;

• a 10 screen theater known as the Temecula Tower theater, located in Temecula, California;

• a 10 screen theater known as the Poway theater, located in Poway, California;

• a 7 screen theater known as the Mission Valley theater, located in San Diego, California;

• a 6 screen theater known as the River Village theater, located in Bonsall, California.

• a 3 screen theater known as the Sparta theater, located in Sparta, New Jersey.

• a 16 screen theater known as the Solon theater, located in Solon, Ohio.

On December 10, 2012, we entered into a joint venture (“JV”) with Start Media, LLC (“Start Media”), to acquire, refit and operate movie theaters.  On December 21, 2012, wholly owned subsidiaries of JV completed the acquisition of seven movie theaters (six of which are located in southern California and one of which is near Phoenix, Arizona) (collectively, the “Ultrastar Acquisitions”) with an aggregate of 74 fully digital screens from seven sellers affiliated with one another (collectively the “Ultrastar Sellers”).  These seven theaters have annual attendance of over 2.0 million patrons.

The seven theaters acquired from the Ultrastar Sellers are operated by us pursuant to management agreements (the “Management Agreements”) with the JV, whereby we have full day to day responsibility for all aspects of the theater operations, and we receive a fee equal to 5% of the gross revenues of these theaters.

On January 1 and February 1, 2013, wholly owned subsidiaries of JV entered into operating leases of a three screen theater in Sparta, NJ and a 16 screen theater in Solon, Ohio, respectively.  Both theaters were equipped with digital projection systems before JV began operating the theaters.  Both theaters are operated by us, under Management Agreements with JV, and included in our unaudited consolidated financial statements.

At March 31, 2013, Digiplex and Start Media owned 34% and 66% of the equity of JV, respectively.

On September 28, 2012, we entered into a loan agreement with Northlight Trust I for $10,000 (the “Northlight Loan”). The Northlight loan was used to fund our acquisition of the Lisbon theater for $6,000, pay a digital systems vendor for systems we previously installed for $3,300, pay fees and expenses associated with the Northlight loan and the Lisbon theater acquisition, and to provide working capital.

We completed the Lisbon theater acquisition on September 29, 2012 in an all-cash transaction. The Lisbon theater is fully converted to digital projection systems and has over 388,000 attendees on an annual basis.

Contents

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

•
Active marketing of the Digiplex brand, and our joint venture to release specialty movie content, Diginext, and other programs to consumers using primarily new media tools such as social media, website design and regular electronic communications to our targeted audience.

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

Contents

Components of Operating Results

Revenues

We generate revenues primarily from admissions and concession sales with additional revenues from screen advertising sales and other revenue streams, such as theater rentals and private parties. Our advertising agreement with National CineMedia, LLC (“NCM”) has assisted us in expanding our offerings to domestic advertisers and will be broadening ancillary revenue sources, such as digital video monitor advertising and third party branding. Our alternative content agreements with NCM and others has assisted us in expanding our alternative content offerings, such as live and pre-recorded concert events, opera, ballet, sports programs, and other cultural events. In addition to NCM, we select, market and exhibit alternative content from a variety of other sources, including Emerging Pictures, Cinedigm Digital Cinema Corp., Screenvision, and others as they offer their programs to us. Our existing 18 theaters are located in “free zones,” or areas that permit us to acquire movies from any distributor. As such, we display all of the leading movies and can tailor our offerings to each of our markets.

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

Contents

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

JV agreement and JV Acquisitions. As noted in Overview, in December 2012 we entered into a joint venture relationship with Start Media and the JV acquired 7 theaters from the Ultrastar Sellers in California and Arizona.  The total purchase price for the Ultrastar Acquisitions was $12.8 million; with $8.1 million in cash being paid by Start Media and 887,623 shares of Class A common stock with a fair value of $4.7 million being paid by us. Each payment contributes to the JV as the members’ respective initial capital contributions to the JV.  Certain operating leases for the theater facilities, and certain capital leases and service contracts related to theater equipment were assumed.  No other liabilities were assumed from the Ultrastar Sellers. On January 1 and February 1, 2013, JV entered into operating leases for a three screen theater in Sparta, NJ and a 16 screen theater in Solon, Ohio, respectively.  We intend to acquire other theaters through the JV, although this cannot be assured.

Contents

•
 Management Agreements.  We have entered into agreements with JV (the “Management Agreements”) to manage the theaters JV acquires, and we receive 5% of the total revenue of the theaters in each year as management fees in consideration for these management services.  Under the Management Agreements, we have full day-to-day authority to operate the theaters owned by JV including: staffing, banking, content selection, vendor selection and all purchasing decisions. We are required to submit an annual operating budget to JV for each fiscal year ending June 30 for approval by the JV board of managers (which is comprised of four seats, two of which are controlled by us, and two by Start Media).  In the event of any disagreements regarding the budget, there are dispute resolution procedures contained in the operating agreement (“JV Operating Agreement”).

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

•
Shelf Registration.  In May 2013, we filed a $10.5 million registration statement, which has not yet been declared effective, that would permit the issuance of a broad range of securities.  Any proceeds can be used for a variety of items including acquisitions, debt repayment and general corporate purposes.

•
Digital Projector Installation. At March 31, 2013, all of our 178 screens were equipped with digital projectors and related hardware and software.  114 of the 178 systems had been installed before our acquisition of the theaters, and the remaining 64 systems were installed under our ownership, at a total cost of approximately $5.0 million.  We earn  VPFs, described under Components of Operating Results, on 85 systems and do not earn VPFs on 93 digital systems, as these systems are owned by an unrelated digital cinema integrator.  However, we have full use of these systems, under a master license agreement, and we have the option to purchase these systems at fair market value after the systems have been in use for a ten year period.

•
Alternative Content Program Launch. Along with the continued display of traditional feature movies, a cornerstone of our business strategy is to exhibit opera, ballet, concerts, sporting events, children’s programming and other forms of alternative content in our theaters. Using our 178 digital systems (57 of which are equipped to show 3D events), we can show live and pre-recorded 2D and 3D events at off-peak times to increase the utilization of our theaters.   Going forward we expect at least 40% of any new screens to be 3D-enabled.

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

The following table sets forth the percentage of total revenues represented by statement of operations items included in our consolidated statements of operations for the periods indicated (dollars and attendance in thousands, except average ticket prices and average concession per patron):

Contents

Results of Operations

	Three months ended March 31,
(Amounts in thousands, except per patron data)	2013		2012
Revenues:	$	%	$	%
Admissions	$5,985	68	$695	71
Concessions	2,461	28	213	22
Other	319	4	68	7
Total revenues	8,765	100	976	100

Cost of operations:
Film rent expense (1)	2,844	48	304	44
Cost of concessions (2)	413	17	40	19
Salaries and wages (3)	1,155	13	109	11
Facility lease expense (3)	1,514	17	122	13
Utilities and other (3)	1,848	21	203	21
General and administrative (3)	1,365	16	409	42
Change in fair value of earnout (3)	(79)	(1)	(20)	(2)
Depreciation and amortization (3)	1,439	16	125	13
Total costs and expenses (3)	10,499	120	1,292	132
Operating loss (3)	(1,734)	(20)	(316)	(32)
Interest expense	(401)	(5)	-	-
Other	(38)	(0)	(1)	(0)
Loss before income taxes (3)	(2,173)	(25)	(317)	(32)
Income taxes (4)	(22)	1	(2)	1
Net loss (3)	$(2,151)	(25)	$(315)	(32)

Other operating data:
Consolidated Theatre Level Cash Flow (7)	$1,032	12	$217	22
Consolidated Adjusted EBITDA (8)	$(42)	(0)	$(165)	(17)
Attendance	763,651	*	78,937	*
Average ticket price (5)	$7.84	*	$8.80	*
Average concession per patron (6)	$3.22	*	$2.70	*

__________
*           Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as a percentage of pre-tax loss.

(5)	Calculated as admissions revenue/attendance.

(6)	Calculated as concessions revenue/attendance.

Contents

(7)
TLCF is a non-GAAP financial measure. TLCF is a common financial metric in the theater industry, used to gauge profitability at the theater level, before the effect of depreciation and amortization, general and administrative expenses, interest, taxes or other income and expense items. While TLCF is not intended to replace any presentation included in our consolidated financial statements under GAAP and should not be considered an alternative to cash flow as a measure of liquidity, we believe that this measure is useful in assessing our cash flow and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. This adjusted financial measure should be read in conjunction with the financial statements included in this report. For additional information on TLCF, see pages 39-41.

(8)
Adjusted EBITDA is a non-GAAP financial measure. We use adjusted EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our results, excluding the impact of non-cash depreciation and amortization charges, stock based compensation expenses, and nonrecurring expenses and outlays, prior to our consideration of the impact of other potential sources and uses of cash, such as working capital items. This calculation may differ in method of calculation from similarly titled measures used by other companies. This adjusted financial measure should be read in conjunction with the financial statements included in this report. For additional information on Adjusted EBITDA, see pages 39-41.

Three Months Ended March 31, 2013 and 2012

At March 31, 2013, we operated 18 theaters located in New Jersey, Connecticut and Pennsylvania, California, Arizona and Ohio consisting of 178 screens. We operated three theaters with 19 screens for the entire three month period ended March 31, 2012. We acquired five theaters with 54 screens in April 20, 2012, one theater with 12 screens in September 2012, seven theaters with 74 screens in December 2012, one theater with three screens in January 2013, and one theater with 16 screens in February 2013.  Therefore, many comparisons of the 2013 and 2012 periods will be skewed accordingly.  Our theaters had over 764,000 and 79,000 attendees for the three months ended March 31, 2013 and 2012, respectively (for the portions of the periods we operated them). Overall, the North American box office revenue results for the three months ended March 31, 2013 had declined by approximately 13% from the comparable 2012 period.

Admissions and Concessions. Our admissions and concessions revenues increased by 830%, due to our increased screen count in the three months ended March 31, 2013 as compared to 2012.  In addition, our emphasis on alternative content programming has resulted in incremental admissions and concessions revenue. Our average ticket price decrease was due to our entry into new and less urban geographical markets.

Other Revenues. Other revenues consist of advertising revenues, theater rentals for parties, camps and other activities. We entered into an agreement with NCM to receive ad revenues in August 2011. Advertising revenue was $163 for the three months ended March 31, 2013 period compared to $20 in the 2012 period. Theater rental activities also include film festivals and regular usage to display ethnic products such as Indian movies.

Contents

Film Rent Expense. Film rent expense is a variable cost that fluctuates with box office revenues. We generally expect film rent expense to range from 50% to 60% of admissions revenues, with art and independent titles at the lower end of the range and mainstream movie titles at the middle to high end of the range. Film rent expense as a percentage of box office revenues was 48% in the three months ended March 31, 2013 period as compared to 44% of box revenues in 2012.  Our increased film rent was due to our entry into new markets and display of mainstream movie titles with higher film expenses and also because 93 systems are owned by a third party integrator for which we receive no VPFs . Included as a reduction of film rent expense in the 2013 period on the systems we own is $259 of VPFs that we receive from a third party vendor, associated with digital titles that we play from the studios, as compared to $56  in 2012. Excluding VPFs, film rent expense would have been 52% and 51% of admissions revenues in the 2013 and 2012 periods, respectively.

Cost of Concessions. At 18% and 19% of our concessions revenue for the three months ended March 31, 2013 and 2012, respectively, we believe our cost of concessions is close to the industry average of 15% to 20%. Our concession costs as a percentage of concessions revenue can fluctuate based on the mixture of concession products sold and changes in our supply pricing.

Salaries and Wages. Our theater employees are mostly part-time hourly employees, supervised by one or more full-time managers at each location. Our payroll expenses contain a fixed component but are also variable and will fluctuate, being generally higher during the peak summer and holiday periods, and also during alternative content events, and lower at other times. The increase from the 2012 period is due to our operation of a larger number of theaters during the three months ended March 31, 2013 versus 2012.

Facility Lease Expense. Each of our facilities is operated under operating leases that contain renewal options upon expiration. The leases contain provisions that increase rents in certain amounts and at certain times during the initial term, and the leases for certain theaters require percentage rent to be paid upon the achievement of certain revenue targets. We incurred $16 in percentage rent expense as a result of these lease provisions during the three months ended March 31, 2012, and $0 in the 2012 period. The remainder of the increase from the 2012 period is due to our operation of more theaters in the 2013 period.

Utilities and Other. Utilities and other expenses consist of utility charges, real estate taxes incurred pursuant to the operating leases for our theaters, and various other costs of operating the theaters. We expect these costs, which are largely fixed in nature, to remain relatively constant for the theaters, with growth in these expenses as we acquire more theaters. The increase in these expenses is due to the operation of more screens during the three months ended March 31, 2013 as compared to 2012.  Though many of these costs are largely fixed except for inflationary-type increases, we will experience growth in these expenses as we acquire more theaters.

General and Administrative Expenses. General and administrative expenses consisted primarily of salaries and wages for our corporate staff, legal, accounting and professional fees associated with our start-up and acquisition of theaters, marketing, and information technology related expenses. The increase in these expenses is due to additional personnel hired to manage our actual and planned growth, along with professional fees for auditing, legal, marketing and information technology. We expect these costs to decrease as a percentage of revenue as we grow and realize increased economies of scale. Included in general and administrative expenses is stock compensation expense of $79 and $16  in the 2013 and 2012 periods, respectively, related to issuance of Class A common stock to employees and non-employees for services rendered. We expect to grant additional stock-based awards in the future under our 2012 stock option and incentive plan that was adopted in conjunction with our IPO. Awards may consist of stock options or restricted stock, with or without vesting periods. As of March 31, 2013 and 2012, we had 15 and 8 employees, respectively, on our corporate staff, including our chief executive officer and other officers and staff to support our business development, technology, accounting, and marketing activities.

Contents

Depreciation and Amortization. The increase from 2012 is due to the operation of 178 screens as of March 31, 2013 versus 19 screens at March 31, 2012, including the addition of assets such as digital projection equipment, and other capital improvements we made. We record depreciation and amortization for property and equipment and intangible assets over the estimated useful life of each asset class on a straight line basis. Our largest fixed asset is our digital projection equipment, which had a gross cost of $5.8 million as of March 31, 2013 and is being depreciated over a 10-year estimated useful life. We expect digital projection equipment to be a large component of our asset base going forward following any acquisitions that we may consummate, along with other theater equipment and leasehold improvements.

Operating Loss. The increased operating loss was primarily attributable to the higher general and administrative and depreciation and amortization costs, associated with the increased asset base and larger corporate infrastructure which will support our future growth.

Impact of Inflation.  We believe that our results of operations are not materially impacted by the recent moderate changes in the inflation rate.  Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the nine month periods ended March 31, 2013 and 2012, respectively.

Income Taxes.  For the three months ended March 31, 2013, we had a tax benefit of $22, related to a reduction in the expected state minimum taxes based on filed returns.

	Nine months ended March 31,
(Amounts in thousands, except per patron data)	2013		2012
Revenues:	$	%	$	%
Admissions	$13,746	69	$2,087	73
Concessions	5,589	28	614	21
Other	647	3	174	6
Total revenues	19,982	100	2,875	100

Cost of operations:
Film rent expense (1)	6,698	49	902	43
Cost of concessions (2)	895	16	107	17
Salaries and wages (3)	2,378	12	397	14
Facility lease expense (3)	2,847	14	370	13
Utilities and other (3)	3,733	19	532	19
General and administrative (3)	3,311	17	1,083	38
Change in fair value of earnout (3)	(79)	(0)	(20)	(1)
Depreciation and amortization (3)	3,385	17	387	13
Total costs and expenses (3)	23,168	116	3,758	131
Operating loss (3)	(3,186)	(16)	(883)	(31)
Interest expense	(773)	(4)	-	-
Other	(46)	(0)	(2)	(0)
Loss before income taxes (3)	(4,005)	(20)	(885)	(31)
Income taxes (4)	42	(1)	18	(2)
Net loss (3)	$(4,047)	(20)	$(903)	(31)

Other operating data:
Consolidated Theatre Level Cash Flow (7)	$3,464	17	$585	20
Consolidated Adjusted EBITDA (8)	$853	4	$(421)	(15)
Attendance	1,761,763	*	231,171	*
Average ticket price (5)	$7.80	*	$9.03	*
Average concession per patron (6)	$3.17	*	$2.66	*

Contents

__________

*           Not meaningful

(1)	Percentage of revenues calculated as a percentage of admissions revenues.

(2)	Percentage of revenues calculated as a percentage of concessions revenues.

(3)	Percentage of revenues calculated as a percentage of total revenues.

(4)	Calculated as a percentage of pre-tax loss.

(5)	Calculated as admissions revenue/attendance.

(6)	Calculated as concessions revenue/attendance.
(7)
TLCF is a non-GAAP financial measure. TLCF is a common financial metric in the theater industry, used to gauge profitability at the theater level, before the effect of depreciation and amortization, general and administrative expenses, interest, taxes or other income and expense items. While TLCF is not intended to replace any presentation included in our consolidated financial statements under GAAP and should not be considered an alternative to cash flow as a measure of liquidity, we believe that this measure is useful in assessing our cash flow and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. This adjusted financial measure should be read in conjunction with the financial statements included in this report. For additional information on TLCF, see pages 39-41.

(8)
Adjusted EBITDA is a non-GAAP financial measure. We use adjusted EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our results, excluding the impact of non-cash depreciation and amortization charges, stock based compensation expenses, and nonrecurring expenses and outlays, prior to our consideration of the impact of other potential sources and uses of cash, such as working capital items. This calculation may differ in method of calculation from similarly titled measures used by other companies. This adjusted financial measure should be read in conjunction with the financial statements included in this report. For additional information on Adjusted EBITDA, see pages 39-41.

Nine Months Ended March 31, 2013 and 2012

At March 31, 2013, we operated 18 theaters located in New Jersey, Connecticut, Pennsylvania, California, Arizona and Ohio, consisting of 178 screens. We operated three theaters with 19 screens for the entire nine month period ended March 31, 2012.   We acquired five theaters with 54 screens in April 20, 2012, one theater with 12 screens in September 2012, seven theaters with 74 screens in December 2012, one theater with three screens in January 2013, and one theater with 16 screens in February 2013.  Therefore, many comparisons of the 2013 and 2012 periods will be skewed accordingly  Our theaters had over 1,761,000 and 231,000 attendees for the nine months ended March 31, 2013 and 2012, respectively (for the portions of the periods we operated them). Overall, the North American box office results for the nine months ended March 31, 2013 had declined from the comparable 2012 period.

Admissions and Concessions. Our admissions and concessions revenues increased by 616%, due to our increased screen count in the nine months ended March 31, 2013 as compared to 2012. Our average ticket price decrease was due to our entry into new and less urban geographical markets.  In addition, our emphasis on alternative content programming has resulted in incremental admissions and concessions revenue.

Contents

Other Revenues. Other revenues consist of advertising revenues, theater rentals for parties, camps and other activities. We entered into an agreement with NCM to receive ad revenues in August 2011. Advertising revenue was $395 for the nine months ended March 31, 2013 period compared to $51 in the 2012 period.  Theater rental activities also include film festivals and regular usage to display ethnic products such as Indian movies.

Film Rent Expense. Film rent expense is a variable cost that fluctuates with box office revenues. We generally expect film rent expense to range from 50% to 60% of admissions revenues, with art and independent titles at the lower end of the range and mainstream movie titles at the middle to high end of the range. Film rent expense as a percentage of box office revenues was 49% in the nine months ended March 31, 2013 period as compared to 43% of box revenues in 2012. Our increased film rent was due to our entry into new markets and display of mainstream movie titles with higher film expenses, and also because 93 systems are owned by a third party integrator that we don’t receive related VPFs .  Included as a reduction of film rent expense in the 2013 period is $763 of VPFs that we receive from a third party vendor, associated with digital titles that we play from the studios, as compared to $188  in 2012. Excluding VPFs, film rent expense would have been 54% and 51% of admissions revenues in the 2013 and 2012 periods, respectively.

 Cost of Concessions. At 17 % of our concessions revenue for the nine months ended March 31, 2013 and 2012, respectively, we believe our cost of concessions is close to the industry average of 15% to 20%. Our concession costs as a percentage of concessions revenue can fluctuate based on the mixture of concession products sold, and changes in our supply pricing.

Salaries and Wages. Our theater employees are mostly part-time hourly employees, supervised by one or more full-time managers at each location. Our payroll expenses contain a fixed component but are also variable and will fluctuate, being generally higher during the peak summer and holiday periods, and also during alternative content events, and lower at other times. The increase from the 2012 period is due to our operation of a larger number of theaters during the nine months ended March 31, 2013 versus 2012. As a percentage of revenue, the decrease is due to our adjustment of the mix of theater staff shortly following our acquisition of the locations.

Facility Lease Expense. Each of our facilities is operated under operating leases that contain renewal options upon expiration. The leases contain provisions that increase rents in certain amounts and at certain times during the initial term, and the leases for certain theaters require percentage rent to be paid upon the achievement of certain revenue targets. We incurred $104 in percentage rent expense as a result of these lease provisions during the nine months ended March 31, 2013, and $6 in the 2012 period. The remainder of the increase from the 2012 period is due to our operation of more theaters in the 2013 period.

Utilities and Other. Utilities and other expenses consist of utility charges, real estate taxes incurred pursuant to the operating leases for our theaters, and various other costs of operating the theaters. We expect these costs, which are largely fixed in nature, to remain relatively constant for the theaters, with growth in these expenses as we acquire more theaters. The increase in these expenses is due to the operation of more screens during the nine months ended March 31, 2013 as compared to 2012.  Though many of these costs are largely fixed except for inflationary-type increases, we will experience growth in these expenses as we acquire more theaters.

Contents

General and Administrative Expenses. General and administrative expenses consisted primarily of salaries and wages for our corporate staff, legal, accounting and professional fees associated with our start-up and acquisition of theaters, marketing, and information technology related expenses. The increase in these expenses is due to additional personnel hired to manage our actual and planned growth, along with professional fees for auditing, legal, marketing and information technology. We expect these costs to decrease as a percentage of revenue as we grow and realize increased economies of scale. Included in general and administrative expenses is stock compensation expense of $148 and $49 in the 2013 and 2012 periods, respectively related to issuance of Class A common stock to employees and non-employees for services rendered. We expect to issue additional stock-based awards in the future under our 2012 stock option and incentive plan that was adopted in conjunction with our IPO. Awards may consist of stock options or restricted stock, with or without vesting periods. As of March 31, 2013 and 2012, we had 15 and 8 employees, respectively on our corporate staff, including our chief executive officer and other officers and staff to support our business development, technology, accounting, and marketing activities.

Depreciation and Amortization. The increase from 2012 is due to the operation of 178 screens as of March 31, 2013 versus 19 screens at March 31, 2012, including the addition of assets such as digital projection equipment, and other capital improvements we made. We record depreciation and amortization for property and equipment and intangible assets over the estimated useful life of each asset class on a straight line basis. Our largest fixed asset is our digital projection equipment, which had a gross cost of $5.8 million as of March 31, 2013 and is being depreciated over a 10-year estimated useful life. We expect digital projection equipment to be a large component of our asset base going forward following any acquisitions that we may consummate, along with other theater equipment and leasehold improvements.

Operating Loss. The increased operating loss was primarily attributable to the higher general and administrative and depreciation and amortization costs, associated with the increased asset base and larger corporate infrastructure which will support our future growth.

Impact of Inflation.  We believe that our results of operations are not materially impacted by moderate changes in the inflation rate.  Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the three month periods in 2013 and 2012, respectively.

Income Taxes.  We have income tax expense, although there were pretax losses, mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, the tax expense for the nine months ended March 31, 2013 and 2012 included an accrual of $36 and $26 of non-cash tax expense due to changes in the valuation allowance in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets.

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

Contents

On December 10, 2012, we, together with Start Media, entered into a joint venture to acquire, refit and operate movie theaters.  Start Media has committed to contribute up to $20 million to JV, including its initial $9.3 million. In December 2012, JV acquired seven movie theaters (nine of which are located in southern California and one of which is near Phoenix, Arizona) with an aggregate of 74 fully digital screens, for an aggregate purchase price of $12.8 million, consisting of $8.1 million which was funded by Start Media in cash plus 887,623 shares of our Class A common stock with a fair value of $4.7 million issued. In January 2013, Start Media contributed an additional $1.3 million in cash, to fund anticipated capital expenditures for the Ultrastar theaters.

In January 2013, JV entered into an agreement to pay a third party $450 as an advisory fee for services rendered in connection with the formation of the JV. We, and Start Media, have each agreed to fund $225 to the JV as a capital contribution and the JV will in turn pay the advisory fee.

On May 1, 2013, we filed a shelf registration statement on Form S-3 with the SEC, which has not yet been declared effective.  The shelf registration statement, with a maximum aggregate offering of $10.5 million, allows for the future issuance of Class A common stock, preferred stock, debt securities, warrants, or units.  We may use any proceeds from the shelf offering for various reasons including general corporate purposes, debt repayment, capital expenditures, or future theater acquisitions.

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

Summary of Cash Flows

	Nine Months Ended
(000's)	March 31,
Consolidated Statement of Cash Flows Data:	2013	2012
Net cash provided by (used in):
Operating activities	$(1,880)	$(831)
Investing activities	(5,896)	(332)
Financing activities	8,873	376
Net increase (decrease) in cash and cash equivalents	$1,097	$(787)

Operating Activities

Net cash flows used in operating activities totaled approximately ($1.9) million and ($0.8) million for the nine months ended March 31, 2013 and 2012, respectively.   Our net loss was impacted by general and administrative costs which grew rapidly in 2013 due to the addition of theaters and the growth of our corporate infrastructure.  We made a payment to our primary vendor of digital systems of $3.3 million in the nine months ended March 31, 2013.

Investing Activities

Our capital requirements have arisen principally in connection with our acquisitions of theaters, upgrading our theater facilities post-acquisition and replacing equipment. Cash used in investing activities totaled ($5.9) million and ($0.3) million for the nine months ended March 31, 2013 and 2012, respectively. The increase from 2012 is due to the cash purchase price for the Lisbon theater acquired in 2012, totaling $6.0 million and the Ultrastar Acquisitions of $8.1; $8.0 million of which was funded by Start Media,LLC through its capital contribution to the JV. Start Media LLC contributed an additional $1.3 million during the three months ended March 31, 2013 to fund capital expenditures related to the Ultrastar acquisitions. We may also incur significant capital outlays in connection with other acquisitions that we may consummate in the next 12 months, including digital projection equipment and other theater upgrades.  We intend to continue to grow our theater circuit either directly by us or through our JV acquisitions vehicle through selective expansion and acquisitions.

Contents

Financing Activities

Net cash provided by financing activities totaled $8.9 million and $0.4 million for the nine months ended March 31, 2013 and 2012, respectively.  The 2013 increase to net cash provided by financing activities was due mainly to the proceeds of the Northlight loan of $10.0 million, proceeds from issuance of preferred stock of $0.5 million, offset in part by the payment of a note to the seller of Cinema Centers for $0.8 million and payment of the Northlight loan. We expect to issue equity and debt instruments in the future in connection with our business plan.

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

TLCF and Adjusted EBITDA should not be considered alternatives to, or more meaningful than, GAAP measures such as net cash provided by operating activities. Because these measures exclude depreciation and amortization and they do not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future.  Further, because these metrics do not reflect the impact of income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this report, they do not represent how much discretionary cash we have available for other purposes. Nonetheless, TLCF and Adjusted EBITDA are key measures used by us. We also evaluate TLCF and Adjusted EBITDA because it is clear that movements in these measures impact our ability to attract financing. TLCF and Adjusted EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies.

Contents

A reconciliation of TLCF and Adjusted EBITDA to GAAP net loss is calculated as follows (in thousands):

TLCF reconciliation:

(unaudited)	Three months ended		%	Nine months ended		%
	March 31,		Increase/	March 31,		Increase/
(000's)	2013	2012	(Decrease)	2013	2012	(Decrease)
Net loss	$(2,151)	$(315)	583%	$(4,047)	$(903)	348%
Addback:
General and administrative (1)	1,365	409	234%	3,311	1,083	206%
Depreciation and amortization	1,439	125	1,051%	3,385	387	775%
Income tax expense	(22)	(2)	1000%	42	18	133%
Interest expense	401	-	-100%	773	-	-100%
Consolidated TLCF	$1,032	$217		$3,464	$585
Add (Deduct):
Start Media's share of TLCF	91	-	100%	(39)	-	100%
TLCF of Digital Cinema Destinations Corp.	$1,123	$217	418%	$3,426	$585	486%

Adjusted EBITDA reconciliation:

(unaudited)	Three months ended		%	Nine months ended		%
	March 31,		Increase/	March 31,		Increase/
(000's)	2013	2012	(Decrease)	2013	2012	(Decrease)
Net loss	$(2,151)	$(315)	583%	$(4,047)	$(903)	348%
Add back:
Depreciation and amortization	1,439	125	1051%	3,385	387	775%
Interest expense	401	-	100%	773	-	100%
Income tax expense	(22)	(2)	1000%	42	18	133%
EBITDA	(333)	(192)	-73%	153	(498)	131%
Addback:
Stock-based compensation (2)	79	16	394%	148	49	202%
Non-recurring organizational and M&A-related professional fees (3)	212	11	1827%	552	28	1871%
Consolidated Adjusted EBITDA	$(42)	$(165)	-75%	$853	$(421)	303%
Addback:
Management fees (4)	203	-	100%	255	-	100%
Start Media's share of adjusted EBITDA loss	237	-	-100%	144	-	-100%
Adjusted EBITDA of Digital Cinema Destinations Corp.	$398	$(165)	-341%	$1,252	$(421)	397%

Contents

 ___________

(1)	TLCF is intended to be a measure of theater profitability. Therefore, our corporate general and administrative expenses have been excluded.

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

Contents

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

(in thousands)
Balance at June 30, 2012	$4,382
Digital systems costs	530
Financing costs	646
VPFs earned	(763)
Exhibitor contribution	(106)
Administrative costs	100
Balance, March 31, 2013	$4,789

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

Recent Accounting Standards

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

Contents

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

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income". This update requires companies to present the effects on the line items of net income or loss of significant reclassifications out of accumulated other comprehensive income or loss if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income or loss in the same reporting period. ASU 2013-02 is effective prospectively for the fiscal years and interim periods within those years, beginning after December 15, 2012.  This guidance is effective for the Company as of July 1, 2013.  The adoption of the guidance is not expected to have a material impact on our financial position or results of operations.

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

Subsequent Event

In May 2013, we filed a shelf registration statement on Form S-3 with the SEC, which has not yet been declared effective.  The shelf registration statement, with a maximum aggregate offering amount of $10.5 million, allows for the future issuance of Class A common stock, preferred stock, debt securities, warrants, or units.

Contents

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 47 herein.

Contents

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CINEMA DESTINATIONS CORP. (Registrant)

Date: May 15, 2013	By:	/s/ Brian D. Pflug
	Name:	Brian D. Pflug
	Title:	Chief Financial Officer and Principal Accounting Officer

Contents

 EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation