Form 10-K
period 2013-06-30
Digital Cinema Destinations Corp.
filed 2013-09-18
CIK 1510326

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

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

As of December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Class A and Class B shares of common stock held by non-affiliates of the registrant was $28,268,751 based on the number of shares held by non-affiliates as of December 31, 2012 and based on the last reported sale price of the registrant’s Class A common stock on December 31, 2012.

As of September 13, 2013, there were 5,626,713 shares of the registrant's Class A common stock outstanding, 865,000 shares of the registrant's Class B common stock outstanding and six shares of the registrant’s Series B preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders currently anticipated to be held on December 5, 2013, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

DIGITAL CINEMA DESTINATIONS CORP.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations. Whenever you read a statement that is not simply a statement of historical fact (such as when we describe what we “believe,” “expect,” “anticipate,” “project,” “predict,” “intend,” “forecast” or “estimate will occur,” and other similar statements), you must remember that our expectations may not be correct, even though we believe that they are reasonable. These forward-looking statements relate to:

●	future revenues, expenses and profitability;
●	our ability to acquire and integrate theaters in our business;
●	attendance at movies generally or in any of the markets in which we operate;
●	the number and diversity of popular movies released and our ability to successfully license and exhibit popular films;
●	national growth in our industry;
●	competition in our markets; and
●	competition with other forms of entertainment.

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

In this Annual Report on Form 10-K, “Digiplex,” “we,” “us,” “our,” and the “Company” refers to Digital Cinema Destinations Corp., the joint venture called Start Media/Digiplex, LLC, in which the Company owns a membership interest, and their respective subsidiaries, unless the context otherwise requires.

PART I

ITEM 1. BUSINESS

OVERVIEW

The Company

Digital Cinema Destinations Corp. (“Digiplex”) was incorporated in Delaware on July 29, 2010 to own and operate businesses in the movie exhibition industry sector. At September 13, 2013, we operated 19 theaters with an aggregate of 184 screens. A chart of all the Company’s theaters appears under “Theater Operations.”

Before our IPO in April 2012, we operated 3 theaters with a total of 19 screens. We used a portion of the IPO proceeds to acquire 5 theaters (54 screens) in Pennsylvania. Thereafter, we acquired a 12-screen theater in Lisbon Connecticut with a portion of the proceeds of a secured debt financing and, in December, 2012, together with Start Media, LLC (“Start Media”), we formed a joint venture, Start Media/Digiplex, LLC (“JV”), a Delaware limited liability company, that has acquired assets of or assumed operating leases for an additional 10 theaters with 99 screens (including one location with six screens, that we added in July 2013, after the Company’s June 30 fiscal year-end).

Our intent continues to be the creation of an all-digital national footprint by continuing to selectively pursue multi-screen theater acquisition opportunities that meet our strategic and financial criteria, with upgrades to digital platforms as necessary. We hope to own and operate at least one theater in each of 100 locations throughout the United States which, depending on the number of screens in each theater, may approximate 1,000 screens. An all-digital theater circuit serves as the backbone for creating what we believe to be a more entertaining movie-going experience, providing us with significantly greater programming flexibility and enabling us to achieve increased operating efficiencies. We believe that through a combination of improved operating practices, enhanced productivity resulting from the management of the new digital platforms, and increased alternative content programming that supplements the traditional theatrical exhibition schedule, we can produce improved financial results and customer experiences. We cannot assure you that we will realize these goals. See “Risk Factors”.

Digiplex, JV, and their respective subsidiaries, are collectively referred to as the ”Company.” Digiplex, both separately and through JV, operated 18 theaters with a total of 178 screens as of June 30, 2013, and the operating results of each movie theater business have been included in the Company’s results of operations from the respective acquisition or lease commencement dates. In July 2013, JV acquired one theater with six screens.

Digiplex is the sole and exclusive operator and manager of each JV theater. The Company has determined that JV is a variable interest entity (“VIE”) and the Company is the primary beneficiary of JV’s operations. Therefore, the Company is including JV’s operating results in the consolidated financial statements.

We manage our business under one reportable segment: theater exhibition operations.

Our executive offices are at 250 East Broad Street, Westfield, New Jersey 07090. Our telephone number is (908) 396-1360, and our fax number is (908) 396-1361. We maintain a corporate website at www.digiplexdest.com.

Industry Overview and Trends

The U.S. motion picture exhibition industry is a mature business that has historically maintained long-term growth in revenues. Between 2001 and 2012, total box office revenues in the United States grew from $8.1 billion of revenues in 2001 to $10.8 billion in 2012. Against this background of growth in revenues, the U.S. motion picture exhibition industry experienced periodic growth and contraction. We expect the cyclical nature of the U.S. motion picture exhibition industry to continue for the foreseeable future.

The following table represents the results of surveys and reports published by the Motion Picture Association of America ("MPAA") outlining the historical trends in U.S. box office performance for the 12- year period from 2001 to 2012.

Year	U.S. Box Office Revenues ($ in billions)	Attendance (in billions)	Average Ticket Price

2001	$8.1	1.43	$5.66
2002	$9.1	1.57	$5.81
2003	$9.2	1.52	$6.03
2004	$9.3	1.50	$6.21
2005	$8.8	1.38	$6.41
2006	$9.2	1.40	$6.55
2007	$9.6	1.40	$6.88
2008	$9.6	1.34	$7.18
2009	$10.6	1.42	$7.50
2010	$10.6	1.34	$7.89
2011	$10.2	1.28	$7.93
2012	$10.8	1.36	$7.96

According to the source Box Office Mojo, year-to-date U.S. box office sales as of December 31, 2012 approximated $10.8 billion, compared to $10.2 billion for the same period in 2011, an increase of 6.5%. Attendance in 2012 was 1.36 billion, an increase of 6.1% from 2011. According to Box Office Mojo, year-to-date U.S. box office sales through September 5, 2013 approximated $7.69 billion, compared to approximately $7.65 billion for the same period in 2012, an increase of 0.5%.

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

Convenient and Affordable Form of Out-Of-Home Entertainment. Movie-going continues to be one of the most convenient and affordable forms of out-of-home entertainment, with an estimated average ticket price in the U.S. of $7.93 in 2011 and $7.96 in 2012 (according to Box Office Mojo). Average prices in 2012 for other forms of out-of-home entertainment in the U.S., including sporting events and theme parks, ranged from approximately $27.00 to $78.00 per ticket according to the MPAA.

Innovation with Digital Technology. Our industry began its conversion to digital projection technology in 2005, which has allowed exhibitors to expand their product offerings. Digital technology allows the presentation of 3D content and alternative entertainment such as live and pre-recorded sports programs, the opera, ballet, concert events and special live events. These additional programming alternatives may expand the industry’s customer base and increase patronage for exhibitors.

Our Competitive Strengths

We believe the following strengths allow us to compete effectively:

Operating Philosophy. Our experienced management team has an operating philosophy that centers on acquiring theaters that meet our strategic and financial criteria while realizing improved theater level economics on a same theater basis by controlling operating costs and effectively reacting to economic and market changes. We have incurred net operating losses to date. We intend to carefully control our corporate and theater operating expenses and to add additional staffing and other resources only as our business grows.

State-of-the-Art Theater Circuit. We offer digitally equipped theaters, which, based on our analysis of the population and competition in the areas surrounding our theaters, we believe are appropriate in size for the communities we serve. We believe this makes our theaters a preferred destination for moviegoers and other customers seeking entertainment in our markets. We have installed digital projection technology in all of our existing theaters, and we plan to install digital projection systems in the theaters we acquire, of which we estimate that 40% to 50% will be 3D enabled.

Experienced Management. We rely on our senior management team’s significant experience in identifying, acquiring, upgrading and integrating our theaters. Our management has substantial experience in the acquisition and integration of theater circuits, with theater operating experience ranging from 10 to 30 years. A. Dale Mayo, our chairman and chief executive officer, has had a successful career in the film exhibition industry, having founded and led both Cinedigm Digital Cinema Corp. (“Cinedigm”), which provides back office management systems and financing for digital conversions in the exhibition industry, and Clearview Cinema Group (“Clearview”), a U.S. theater circuit. Mr. Chuck Goldwater, our Senior Vice President, has held senior management positions with leading theater exhibitors and has extensive experience with digital cinema. Mr. Jeff Butkovsky, our chief technology officer, and Mr. Brian Pflug, our chief financial officer, have worked with Mr. Mayo for more than 10 years and each has a breadth of experience in his respective position. We believe that our management team has the ability to successfully implement our business plan, allowing us to acquire theaters at appropriate valuations, and to turn those theaters we acquire into state of the art entertainment destinations integrated into our organization.

Strategic Alliances. Our management team is well known in the industry. Their relationships within the industry allow us to form important vendor relationships with industry leaders such as: Cinema Services, which handles negotiations with motion picture distributors for us; Cinedigm, which provides us with our EMS back office management system and other software; RealD™, Inc. (“RealD™”), which provides us with 3D cinema systems; Barco, Inc. (“Barco”), which provides us with digital equipment; National CineMedia, LLC (“NCM”), which provides us with in-theater advertising and alternative content; and Screenvision, which assists us in the distribution of alternative programming to non-Digiplex exhibitors. We believe that our ability to leverage our management’s relationships in the industry will allow us to effectively manage our operating costs.

Our Strategy

Our business strategy is to transform movie theaters into digital entertainment centers or destinations by acquiring cash flow positive theaters in strategic markets, converting them to digital formats and actively programming and marketing alternative content, in addition to first run 2D and 3D movies.

Organic Growth

The principal factors that we expect will contribute to our organic growth include:

Digital Implementation. We intend to create an all-digital theater circuit utilizing our senior management team’s significant experience in digital cinema deployment, alternative programming and movie selection. We have converted all of our existing theaters and, subject to availablility of financing, will convert those we acquire to digital formats with typically at least one-third of the auditoriums constituting RealD™ 3D auditoriums in each theater complex.

Alternative Content. We expect to offer our customers popular movies and alternative programming, including sports, music, opera, ballet and video games. With the exception of video games for which we have acquired the necessary software (but have not yet implemented), we offer each of these alternative content presentations at our existing theaters. We advertise and implement these features as an event so that our patrons can fully enjoy the presentation and return frequently to share in the experience of future presentations. We believe we can increase the utilization rates of our theaters and concession sales by matching content to audience demand during off-peak and some peak periods. For those movie theaters that we have operated for the entire 2013 fiscal year, approximately 3% of our box office revenues at those theaters was attributable to alternative content.

Operating efficiencies. We have deployed state of the art integrated software systems for back office accounting and theater management. This enables us to manage our business efficiently while providing maximum scheduling flexibility and reduced operational costs.

Dynamic programming. One of the major benefits of the industry’s digital conversion is that it removes our reliance on single reels of film. With digital content, we are able to program multiple screens for playback from a single source file, based on movie-goer demand, rather than being limited to one screen per reel.

Marketing. We intend to proactively market the Digiplex brand and programs to consumers using primarily new media tools, such as social media, website design, regular electronic communications to our targeted audience, and the recent implementation of a frequent moviegoer loyalty program, all of which are designed to maximize attendance. Currently, we distribute e-mails and newsletters, which direct customers to our website, and use Facebook, Twitter and YouTube as part of our marketing program. While we cannot quantify the effect of these efforts, we believe it has resulted in increased attendance in our theaters. We expect the combination of our marketing strategy with our blend of traditional cinema and alternative programming will transform our theaters to entertainment centers.

Alternative content events. We offer alternative programming, such as sports, music, opera, and ballet, typically during nonpeak hours. We advertise and implement these features as an integrated theme event, often with costumed staff, to create the energy and atmosphere of the event so that our patrons can fully enjoy the presentation and return frequently to share in the experience of future presentations.
In September, 2012, we formed a joint venture with Nehst Media Enterprises called DigiNext LLC (“DigiNext”). Under the arrangement, Nehst supplies movie content to DigiNext. We have the option to show the content at our own theaters on an exclusive basis, or we may allow it to be shown at non-Digiplex venues as well. We receive film rent for exhibiting the content at our theaters and also share in revenues from other ancillary channels of distribution, such as DVDs, video on demand, paid TV and other downloads.
At September 13, 2013, we had shown nine films from DigiNext (including a documentary entitled “The United States of Football”), and our goal is for DigiNext to provide sufficient alternative programming to enable us to exhibit an average of one documentary or feature film per month.
In August, 2013, we formed a new alternative content distribution alliance with Screenvision under which we will offer Screenvision the opportunity to present alternative content to the members of Screenvision’s 14,000+ screen footprint across the U.S. The first title being distributed under this alliance is “The United States of Football”, which has been shown in more than 100 theaters.

Pre-Show and Advertising. We also obtain pre-show and other advertising revenue in our theaters using NCM’s services under a five -year contract that began in March 2011. After five years, the agreement may be renewed under mutually agreeable terms.

External Growth

The principal factors contributing to our external growth are a disciplined approach to acquisitions and our industry experience and relationships. We believe there is a supply of smaller, family-owned chains and individual theaters currently available in the market in free zones, which are areas that permit us to acquire movies from any distributor compared to an area where film distributors establish geographic licensing zones and allocate each available film to one theater within that zone. These smaller theater owners are facing potentially significant capital investments due to the motion picture and theater exhibition industry’s ongoing digital conversion cycle. We believe many of these operators are either unable or unwilling to make the necessary capital expenditures despite positive historical cash flows. Our philosophy is to “buy and improve” existing facilities rather than “find and build” new theaters. We believe this approach provides more predictability, speed of execution and lower risk. To remain competitive, we believe alternative programming will become increasingly important, and many of the smaller theaters may lack access to quality alternative content. We intend to selectively pursue acquisitions where the location, overall market and facilities further enhance the quality of our theater portfolio. Our acquisition policy is to acquire theaters that provide significant opportunities for improved financial performance through our business model. We will typically attempt to acquire cash flow positive theaters in attractive markets, convert them to a digital format where still necessary and actively program and market alternative content in addition to running 2D and 3D movies. By marketing our theaters as entertainment destinations, we expect to realize increased cash flow from 3D films and targeted alternative content, increased attendance, increased concessions and sponsorship and advertising revenues.

Key elements of our external growth strategy are:

●	identify and target existing theaters in free zones in attractive markets;

●	visit each theater to determine its physical condition and level of preparedness (or completion) for digital cinema conversion;

●	evaluate the suitability of theater personnel for our business approach;

●	review lease terms and condition of all assets;

●	survey and evaluate all auditorium sizes, seat counts and projection booth equipment;

●	determine attendance levels and historical cash flows from an evaluation of tax returns and financial statements, to determine economic viability;

●	research the demographics surrounding each theater with a view toward programming movies and genres of alternative content;

●
after estimating the costs of necessary improvements, screen additions and upgrades to meet our standards, generally formulate a purchase price based on a multiple of approximately 4.5 times to 6.0 times Theater Level Cash Flow ("TLCF"), before considering the potential for improvement in operating results under our management and business approach.

Theater Operations

The following chart identifies the 19 theaters with a total of 184 screens that we currently operate:

Date Acquired	City/ State	Number of Screens	Approximate Number of Seats
12/31/10	Cranford, NJ	5	642
12/31/10	Westfield, NJ	6	956
02/18/11	Bloomfield, CT	8	1,119
04/20/12	Bloomsburg, PA	11	1,883
04/20/12	Camp Hill, PA	12	2,403
04/20/12	Reading, PA	10	2,035
04/20/12	Selinsgrove, PA	12	2,048
04/20/12	Williamsport, PA	9	1,721
09/29/12	Lisbon, CT	12	2,107
12/14/12	Surprise, AZ (1) (2)	14	2,696
12/18/12	Apple Valley, CA (1)	14	2,568
12/18/12	San Diego, CA (1)	7	1,404
12/18/12	Bonsall, CA (1)	6	867
12/18/12	Poway, CA (1)	10	2,217
12/19/12	Oceanside, CA (1)	13	1,659
12/20/12	Temecula, CA (1)	10	1,775
01/01/13	Sparta, NJ (1)	3	264
02/01/13	Solon, OH (1)	16	2,826
07/19/13	Torrington, CT (1) (3)	6	1,021
	Total	184	32,211

(1) Owned by JV.
(2) Includes one IMAX screen with approximately 212 seats.
(3) Acquired subsequent to June 30, 2013

We believe our theaters appeal to a diverse group of patrons because, to the extent the number of screens in a theater allow, we offer a wide selection of films and convenient show times, targeted to the demographics of the surrounding population. In addition, most of our theaters feature state-of-the-art amenities such as immersive wall-to-wall and silver 3D screens, digital stereo surround-sound, computerized ticketing systems, comfortable seating with cup holders, and enhanced interiors and exteriors.

We also believe that our theaters have been enhanced with the installation of digital projection platforms. We believe that operating digital theaters will enable us to generate incremental revenue from differentiated motion picture formats, such as digital 3D, generate additional revenue from exhibition of alternative content offerings and provide greater flexibility in scheduling our programming content, which we expect will enhance the utilization of our seating capacity. All 184 of our screens, including one IMAX screen, are now digitally equipped. Our total cost of the digital platforms we have purchased to date is $6.1 million.

Our theaters are operated with improved economic performance on a same theater basis by increasing revenues per square foot and reducing the cost per patron of operations. We vary auditorium seating capacities within a single theater, allowing us to exhibit films on a more cost effective basis for a longer period of time by shifting films to smaller auditoriums in the theater to meet changing attendance levels. In addition, since we operate multi-screen facilities, we realize significant operating efficiencies as compared to single screen theaters by having common box office, concessions, projection and lobby and restroom facilities, which enables us to spread some of our costs, such as payroll, advertising and rent, over a higher revenue base. We stagger movie show times to reduce staffing requirements and lobby congestion and to provide more desirable parking and traffic flow patterns. We also actively monitor ticket sales in order to quickly recognize surges in demand, which enables us to add seating capacity quickly and efficiently with the use of our networked digital projection platforms and theater management software. In addition, we offer various forms of convenient ticketing methods, themed gift cards and e-gift cards. We believe that operating a theater circuit with the use of state of the art software technology, remote surveillance, and modern management methods will enhance our economic performance.

We have implemented best management practices in each of our theaters, including daily, weekly and monthly management reports generated for each theater, and we maintain active communication between the theaters and corporate management. We use these management reports and communications to closely monitor admissions and concessions revenues, as well as accounting, payroll and workforce information necessary to manage our theater operations effectively and efficiently. For any theaters we may acquire in the future, we plan to implement similar best management practices in such theaters.

We seek experienced theater managers and require new theater managers to complete a comprehensive training program on-site within the theaters and at our corporate headquarters and with our digital hardware and software vendors. The program is designed to encompass all phases of theater operations, including our operating philosophy, policies, procedures and standards. Our mission statement is posted in our corporate offices and in every theater.

In addition, we have implemented quality assurance programs in all of our theaters to maintain clean, comfortable and well maintained facilities. To maintain quality and consistency within our theater circuit, our managers regularly inspect each theater. We also operate a “mystery shopper” program, which involves unannounced visits by unidentified customers who report on and rate the quality of service, film presentation and cleanliness at individual theaters.

We have also implemented a loss prevention program in all of our theaters. We also maintain camera systems in our common areas and in various auditoriums through which our management can monitor theater operations.

Digitalization

The U.S. motion picture exhibition industry began its transition to digital projection technology in 2005 led by members of our management team while they were employed by Cinedigm. Digital projection technology provides filmmakers the ability to showcase imaginative works of art exactly as they were intended, with incredible realism and detail and in a range of up to 35 trillion colors. Because digital features are not susceptible to scratching and fading, digital presentations will always remain clear and sharp every time they are shown. A digitally produced or digitally converted movie can be distributed to theaters via satellite, physical media, or fiber optic networks. The digitized movie is stored on a central computer/server, known as a library management server, which stores and “serves” it to a digital projector for programming each screening of the movie and, due to its format; enables efficient movement of films and other content between auditoriums within a theater as demand increases or decreases for each film.

Digital projection also allows the presentation of 3D content and alternative programming such as live and pre-recorded concert events, the opera, ballet, sports programs and special live events. Fifty-seven films released world-wide during 2011 were available in 3D format and at least forty-five 3D films were released during 2012, excluding 3D alternative content events. Three-dimensional technology offers a premium experience with crisp, bright, ultra-realistic images that immerse the patron into a film. A premium is generally charged for a 3D presentation. We believe alternative entertainment presents a largely untapped resource for increased business, and according to data supplied by Screen Digest dated January 2010, the alternative content market is expected to grow to $526.5 million by 2014 from $104.6 million in 2009 and only $45.7 million in 2008.

The conversion of the theater projection systems in our theaters to digital platforms and the selective installation of 3D digital projection systems allows us to offer our patrons premium 3D movie and all-digital format experiences featuring alternative programming such as sports, concerts, opera, ballet and video games, which will generate incremental revenue and cash flows for us. We are optimistic regarding the benefits of digital cinema primarily as it relates to future growth associated alternative programming and 3D content and are pleased to see continued support of 3D film products by the major motion picture studios as well as increased availability of special events such as concerts, opera and sports

Alternative Programming

We believe that the traditional movie house model is inherently inefficient because of the daily demand curve, which we believe results in seating only 10% to 15% of capacity overall, and less than 5% from Monday to Thursday. We believe that all movies need not play five shows per day, seven days a week, but rather at specific show times targeted to specific audiences, and alternative programming can be shown during specific times that match audience demand. Typically, we will present alternative programming during non-peak hours. We believe that matching alternative content with audience demand, as cable and television stations do, is important and will allow us to fill seats during times that are traditionally slow for theaters.

We believe that providing alternative content, made possible as a result of digital projection platforms, will result in increased utilization of our theaters and higher theater level cash flow. Alternative programming currently available includes sports, music, opera, ballet, lectures, religious content and video games. We expect that alternative content will vary with customer taste and that the offerings will increase as the potential uses are expanded.

For example, our customers will be able to see events occurring throughout the world, at times in live 3D, at a fraction of the ticket price of attending a major sporting event in person. Sports content can include events such as the World Cup, all-star games, the NCAA basketball finals, major college football bowl games, and we believe, eventually, the World Series and the Super Bowl.

Alternative programming can be as diverse as the ballet from the Bolshoi and opera from the Metropolitan Opera, to rock concerts and sporting events from around the world, which may be taking place in different geographical regions, or even, if local, may be sold out. Our customers will be able to experience larger than life images of these events, in full digital stereo sound, with exceptionally comfortable seating at more convenient locations.

We also believe that corporate, religious; trade and professional organizations may find that using our theaters as meeting places is an efficient way to satisfy their organizations’ goals. Tapping the potential of alternative programming could lead to use of our theaters in auctions and fundraisers, as well as for other events.

Properly programmed and marketed, we believe that alternative programming, including live events, which may be shown in a 3D format, provide excellent opportunities for additional revenue and we expect to use alternative programming as part of our business strategy. For those theaters that we operated for the entire 2013 fiscal year, approximately 3% of our box office revenues were attributable to alternative programming for the 12-months ended June 30, 2013. We will seek to increase revenues from alternative programming through relationships with existing and new alternative content providers, and by exploiting rights to alternative programming obtained through DigiNext or other sources that have the potential to provide revenues from ancillary distribution channels in addition to traditional theatrical releases.

On March 14, 2011 we entered into an agreement with NCM for alternative programming provided through its Fathom network. NCM operates the largest digital in-theater network in North America and utilizes its in-theater digital content network to distribute pre-feature advertising, cinema and lobby advertising, and entertainment (alternative) programming. Under our agreement with NCM, we receive 50% of the “net box office” receipts realized from presenting alternative content at our theaters as provided to us by NCM. “Net box office” receipts are defined as the gross revenues realized from admissions to a program of alternative content, reduced by taxes and other charges and out-of-pocket expenses, including payments to the creator of the alternative content or film rent. Under this agreement, we have the option of selecting alternative content made available by NCM through its Fathom network, and we have booked events, including boxing events, concerts and performances of the Metropolitan Opera from this source. Our agreement with NCM is not exclusive.

In addition to NCM, we also present alternative programming provided by our DigiNext joint venture, Emerging Pictures, Screenvision, Specticast, JAAS Media, and Cinedigm. Our agreements with DigiNext, Emerging Pictures and Cinedigm provide for revenue sharing, pursuant to which we retain 50% to 60% of “net box office” receipts. Under our DigiNext joint venture, we not only receive revenues from attendance at our own theaters, but also share in revenues from any theatrical releases in non-Digiplex theaters and from other ancillary distribution channels, including DVD’s, Video on Demand, paid TV, and possible international distribution channels.

In August 2013, we entered into a one-year agreement with Screenvision (subject to renewal). We will offer alternative content programs to Screenvision that we believe are suitable for national theatrical release. If Screenvision approves a program for theatrical distribution to its customers, we share in the net box office receipts of non-Digiplex exhibitors who show the programs.

Most alternative content programs are priced at a premium over movie ticket prices.

Digital Cinema Implementation

We have converted all the screens in our theaters to digital projection platforms. This conversion has been supervised by our chief technology officer. The majority of the digital cinema projectors that we have installed have been purchased from Barco. We have executed an equipment warranty and support agreement with Barco, under which Barco provides warranty coverage and technical support for digital projector equipment that we have purchased from Barco.

All motion picture distributors encourage conversion of theaters to digital projection platforms, not only because of the improved quality of the presentation, but also because of the cost savings to the distributors as a result of not having to print and deliver actual physical film prints to motion picture exhibitors. For digital projection equipment installed prior to December 31, 2012, to help exhibitors finance the cost of conversion to digital projection, all distributors must pay fees to exhibitors based on films presented on approved digital projection platforms, which are referred to as virtual print fees.

Under the virtual print fee program, motion picture exhibitors receive a fee from motion picture distributors for each movie shown on approved digital projection equipment. These fees are paid on a quarterly basis until the earlier of ten years from date the approved digital projection equipment in a particular theater is installed or the date the exhibitor has recovered its out-of-pockets costs, including any financing costs, for the digital conversion. The virtual print fee is tracked and paid with respect to each approved digital projection system. As part of our acquisition process of theaters, we will seek to receive the benefit of any virtual print fees paid by motion picture distributors to theaters that we may acquire.

The virtual print fee program for new installations of digital projection systems expired on December 31, 2012. The expiration of the virtual print fee program did not, however, expire with respect to prior installations of approved digital projection equipment, and we will continue receiving virtual print fees with respect to our approved digital projection systems and any approved digital projection systems that we may acquire until the earlier of ten years or our recoupment of out-of-pocket costs for the digital conversion.

We have entered into a master digital cinema and administrative agreement with a subsidiary of Cinedigm, pursuant to which Cinedigm’s subsidiary acts as our agent to collect virtual print fees and enter into contracts on our behalf with distributors to provide for the virtual print fee payments. Under this agreement, we pay Cinedigm (1) an activation fee of $2,000 per screen, (2) a fee of $60 per screen per month for each screen with which we exhibit in-theater advertising utilizing the same digital platforms as we use for films and (3) 10% of the virtual print fees that Cinedigm’s subsidiary collects on our behalf from the distributors, as administration fees. We estimate collections from virtual print fees will range from $8,000 to $10,000 per screen per year through the earlier of ten years or our recovery of our out-of-pocket costs for the digital conversions. We record the virtual print fees we collect as an offset to our film rent expense.

In addition to relying on virtual print fees, and depending on our working capital requirements, we may acquire digital projection equipment using our working capital. We may also seek financing for digital conversions to the extent such financing is available to us on acceptable terms. We will determine the most efficient method of payment for the equipment on a theater-by-theater basis.

Acquisitions

Our acquisition policy is to acquire theaters that provide significant opportunities for improved financial performance through our business model. We will typically attempt to acquire cash flow positive theaters in strategic markets, convert them to a digital format and proactively program and market alternative programming in addition to running 2D and 3D movies. By marketing our theaters as entertainment destinations, we expect to realize increased cash flow from 3D films and alternative programming, increased attendance, increased concessions and sponsorship, and advertising revenues.

In addition to converting our theaters into state-of-the-art entertainment destinations, our strategy is founded on selective theater acquisitions that meet our strategic and financial criteria.

On December 31, 2010, we acquired all the assets constituting the Rialto and the Cranford theaters for an aggregate purchase price of $1.8 million, which consisted of $1.2 million in cash, the issuance of 250,000 shares of our Series A preferred stock valued $0.5 million, and an earn out valued at $0.1 million. During the year ended June 30, 2013, we reduced the earn-out liability by $0.1 million based on the actual revenues of the theaters, and no further amounts are due. As part of this acquisition, we entered into leases for each of the Rialto and Cranford theaters for an initial ten year term, each with four five-year renewal options. These leases provide for the payment of base rent plus additional rent based on a percentage of our gross revenues at these theaters.

On February 17, 2011, we acquired all the assets constituting the Bloomfield 8 theater for $0.1 million. As part of this acquisition, we assumed and amended the lease for the theater, which has an initial term expiring on June 30, 2021 and one five- year renewal option. The amended lease provides for the payment of additional rent based on a percentage of our gross revenue at the theater.

On April 20, 2012, we acquired certain of the assets constituting the Cinema Centers theaters. For additional information regarding the Cinema Centers theaters, see “Business — Theater Operations.” We did not assume any liabilities of Cinema Centers, all of which were retained by the seller. The aggregate purchase price for the Cinema Centers assets that we acquired consisted of $11.0 million in cash paid at closing, a short-term note of $1.0 due September, 2012 (the “Cinema Centers Note”), and the issuance of 335,000 shares of our Class A common stock valued at $ 1.8 million.

In addition, we assumed the leases associated with the five Cinema Centers theaters that had expiration dates, taking into account renewal options, of between approximately ten and thirty years from the 2012 acquisition date. Three of these leases provide for the payment of additional rent based on a percentage of our gross revenue at the theater in excess of specified thresholds.

The seller of Cinema Centers executed a lock-up agreement with respect to the 335,000 shares of our Class A common stock that were delivered at the closing of the Cinema Centers acquisition (the “Cinema Centers Lock-Up Agreement”). Under the Cinema Centers Lock-Up Agreement, the seller agreed not to, directly or indirectly, offer, sell, agree to sell, grant any option or contract for the sale of, such shares for a period of 180 days after the date such shares are issued without the prior written consent of Maxim Group LLC, one of the underwriters of our initial public offering. In addition, the seller of Cinema Centers agreed that, following the 180-day lock-up period, it will not sell more than 33,500 shares during any one 30-day period.

On September 29, 2012, the Company acquired certain assets and assumed certain liabilities of the Lisbon theater, with 12 screens located in Lisbon, Connecticut, from a third party seller for a purchase price of $6.7 million, which consisted of a cash payment of $6.0 million, a capital lease liability of $0.1 million, and the fair value of an earn-out liability based upon forecasted financial results over a 12- month period following the closing, which the Company initially recorded at a fair value of $0.5 million.

On December 21, 2012, JV completed the purchases of substantially all the assets (the “UltraStar Acquisitions”) of seven movie theaters (six of which are located in California and one of which is near Phoenix, Arizona), with an aggregate of 74 fully digital screens, from seven sellers affiliated with one another (the “UltraStar Sellers”) for an aggregate purchase price (as finalized in March 2013 for post-closing adjustments) of approximately $13.1 million, consisting of $8.1 million in cash, 887,623 shares of Digiplex’s Class A common stock, and capital lease liabilities of $0.3 million. The fair value of the 887,623 shares issued was $4.7 million, based on the trading prices of the Digiplex Class A common stock on the acquisition dates, less a 10% discount for restrictions on the sale of the stock. The shares issued are subject of 180 day lock-up agreements, with further restrictions beyond that point which, absent the Company’s consent, limit each sellers ability to sell shares during any 30 day-period to 10 percent of the aggregate shares issued to that seller. The JV assumed six operating leases for the theater premises, subject to certain amendments of the leases, and in one case executed a new lease with the landlord. The JV assumed certain capital leases and service contracts related to theater equipment. All other liabilities were retained by the sellers.

On January 1 and February 1, 2013, JV entered into operating leases, directly with landlords, for a three screen theater in Sparta, NJ and a 16 screen theater in Solon, Ohio, respectively, for no purchase prices.

Each JV theater is operated by Digiplex under a management agreement and, therefore, the operating results of those theaters are included in the consolidated operating results of Digiplex for the year ended June 30, 2013, from the respective acquisition or lease commencement dates.

On July 19, 2013, JV acquired substantially all the assets of a six screen movie theater in Torrington, Connecticut for a purchase price consisting of $0.2 million in cash, 73,770 shares of the Company’s Class A common stock (valued at $5.89 per share, including a 10% discount for trading restrictions), and assumption of a note payable to NEC Financial Services in the approximate amount of $0.2 million relating to the theater’s digital equipment. Simultaneously, we entered into a 10-year lease for the theater premises (with four option terms of five years each) with an affiliate of the seller. Digiplex also operates this theater under a management agreement. The shares issued to seller are subject to a 180 day lock-up agreement and further restrictions beyond that point similar to the terms of the lock-up agreements entered into in connection with the Ultrastar Acquisitions.

JOINT VENTURE - START MEDIA / DIGIPLEX

Since the formation of JV in December 2012, Digiplex has contributed 961,393 shares of our Class A common stock, and Start Media has contributed approximately $10.3 million in cash to date. These capital contributions were used for the UltraStar Acquisitions, the Torrington theater acquisition (in July 2013), and to fund anticipated capital expenditures for the JV-owned theaters. Digiplex’s and Start Media's respective ownership interests in JV will depend upon their respective aggregate capital contributions. Start Media has committed to contribute up $20 million to JV, inclusive $10.3 million already contributed.

JV is managed by a four person board of managers, two of whom Digiplex designates and two of whom are designated by Start Media. Majority vote is required for JV actions. At June 30, 2013, Digiplex and Start Media owned 33% and 67% of the equity of JV, respectively.

JV has a first right of refusal to acquire any theaters which the Company wishes to acquire, except for any theaters within a ten mile radius of existing Digiplex owned theaters. If JV does not exercise its right of first refusal, the Company has the right to make the acquisition independently. The right of first refusal does not apply to or restrict the Company’s ability to manage theaters owned by unaffiliated third-parties. Digiplex has entered into agreements with JV (the “Management Agreements") to manage each theater JV has acquired and receives 5% of the total annual revenues of the JV theaters’ operations as management fees. Management fees earned by Digiplex during the fiscal year ended June 30, 2013 were $0.5 million. JV records these fees as general and administrative expenses, and Digiplex records an offset to general and administrative expenses. These fees are eliminated in consolidation.

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

The membership interests in JV are denominated by membership units. Start Media will receive additional membership units in consideration for any further capital contributions as additional capital is required, based on the fair market value of JV determined under a formula set forth in the JV Operating Agreement (the “Formula”). Digiplex has a right, but not the obligation, to contribute additional capital to JV, which under certain circumstances may be made by the issuance and delivery of shares of Digiplex’s Class A common stock to sellers of theaters acquired by JV, and thereby acquire additional membership units based on the Formula, provided that its percentage interest does not exceed 50% as the result of its acquisition of additional units.

Distributions of JV cash flow from operations will be made to the members at such time as determined by the JV board of managers. Start Media is entitled to a 6% preferred return on its capital contributions made from time to time, after which Digiplex receives a 6% preferred return on its capital contributions. Thereafter, distributions of cash flow from operations will be made pro rata in accordance with the respective membership units of the members. In the case of liquidating distributions, Start Media will receive a 6% preferred return on and the return of its capital contributions prior to the Company’s receipt of a 6% preferred return on and the return of our capital contributions, with further distributions pro rata to the respective membership units of the members. Digiplex and Start Media have agreed not to transfer their membership interests, except for certain permitted transfers, for a three-year period and any subsequent transfers of membership interests are subject to the right of JV and the other member to acquire the interests on such terms as a third party is willing to do so. In the event the Company experiences a change in control, as defined in the JV Operating Agreement, Start Media has a right to require the Company to acquire its membership interest in JV.

Digiplex is considered the primary beneficiary of the JV because it controls the operation of each JV owned theater on a day-to-day basis in all material respects, including: the selection of content, all staffing decisions, all cash management and paying vendors, financial reporting, obtaining all necessary permits, insurances, and to plan and perform capital improvements, to the extent such expenditures do not exceed certain levels as specified in the Management Agreements. Digiplex is also the guarantor of six of the nine leases entered into with third party landlords in the JV-owned theaters, and is using its brand name to promote the theaters. Because JV is a VIE, and Digiplex is deemed the primary beneficiary, the Company has consolidated the operations of JV.

Net loss attributable to the non-controlling interest on the statement of operations represents the portion of net loss attributable to the economic and legal interest in JV held by Start Media.

In January 2013, JV entered into an agreement to pay a third party $450,000 as an advisory fee for services rendered in connection with the formation of the JV and related agreements. Digiplex and Start Media have each agreed to fund half of the fee to the JV as a capital contribution and the JV will in turn pay the advisory fee in twelve monthly installments commencing January 2013. As of June 30, 2013, the remaining $225,000 due to the third party is reflected in accrued expenses, and is shown as a receivable from Start Media, and $450,000 is reflected in deferred financing costs and as investments in the JV by Digiplex and Start Media.

Depending on securing the financing that will be required, we have a pipeline of additional theaters that we may seek to acquire, and we have been in discussions with potential sellers. However, we do not have any executed agreements to acquire any other theaters.

Film Exhibition

Evaluation of Film. We license films on a film-by-film and theater-by-theater basis. Negotiations with the film distributors are handled for us by Cinema Services, to whom we pay a monthly flat fee. The economic terms of our licenses of films from film distributors are substantially similar to those made available to theaters in other theater chains. The license fees vary from picture to picture and are at varying percentages of net box office revenue depending on the nature and success of the film and the duration of the film’s exhibition at our theaters.

We select the films that we present at our theaters, and prior to selecting a film, we evaluate the prospects for upcoming films. Criteria we consider for each film may include cast, producer, director, genre, budget, comparative film performances and various other market factors. Successful licensing depends greatly upon the motion picture exhibitor’s knowledge of trends and historical film preferences of the residents in markets served by each theater, as well as the availability of commercially successful motion pictures. We select the films we exhibit based on a demographic survey we conduct at each of our theaters, which includes such items as ethnicity, age of the potential audience and economic strata of the proximate geographic area.

For alternative content, we handle the booking with in-house personnel, who selects, negotiate the license terms of and book our alternative content programs.

Access to Film Product. Films are licensed from film distributors owned by major production companies and from independent film distributors that distribute films for smaller production companies. Often, film distributors establish geographic licensing zones and allocate each available film to one theater within that zone. Our theaters are in “free zones” which do not contain such restrictions. We expect that most of the theaters that we acquire in the future will also be in free zones.

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

Duration of Film Licenses. The duration of our film licenses is negotiated for us by Cinema Services on a film-by-film basis. In the case of alternative content, licenses are negotiated for us by our in-house alternative content booking personnel. The terms of our license agreements depend on the performance of each film or alternative content program. Marketable movies that are expected to have high box office admission revenues will generally have longer license terms than movies with more uncertain performance and popularity.

Relationship with Distributors. Many distributors provide quality first-run movies to the motion picture exhibition industry. For fiscal 2013 and 2012, six major film distributors accounted for approximately 76% and 79% of our admissions revenues, respectively. Of the six major film distributors, three and five of them accounted for more than 10% of admissions revenues for fiscal 2013 and 2012, respectively. No single film distributor accounted for more than 17% and 25% of admissions revenues for fiscal year 2013 or 2012, respectively. We license films from each of the major distributors through our relationship with Cinema Services, and we believe that our relationships with Cinema Services and the distributors are good. From year to year, the revenues attributable to individual distributors will vary widely depending upon the number and popularity of films that each one distributes.

Concessions

We also generate revenue from concession sales in our theaters. We generated approximately 29% and 25% of our total revenues from concessions sales for fiscal years 2013 and 2012, respectively. We emphasize prominent and appealing concession stations designed for rapid and efficient service. We continually seek to increase concessions sales by improving product mix and through expansion of our concession offerings, introducing special promotions from time-to-time and offering employee training and incentive programs to up-sell and cross-sell products.

We generally do not have concession supply contracts, but have excellent relationships with many concession vendors and have developed an efficient concession purchasing and distribution supply chain. Our management negotiates directly with vendors for many of our concession items to obtain competitive prices and to ensure adequate supplies. We acquired most of our concessions to date from Continental Concession Supply, Inc. (“Continental Concession”), which distributes products for many concession vendors, and who we believe has provided us with fair pricing. We also have a multi-year contract with Coca-Cola Refreshments USA, Inc. for the supply of syrup, equipment and beverages.

In Theater Advertising

We also recognize revenue from in-theater advertising that we exhibit at our theaters. This advertising is sold and coordinated by NCM. Under our advertising agreement with NCM, which we executed in March 2011, we receive 50% of net revenue (gross revenue collected less refunds and similar disbursements) realized from the sale of all forms of advertising at our theaters provided to us by NCM, subject to a minimum guaranteed payment to us of $0.17 per customer per year. The advertising revenue is collected for us by NCM pursuant to our contract with NCM.

Management Information Systems

We make extensive use of information technology for the management of our business, our theaters, and other revenue generating operations. We have deployed software and hardware solutions that provide for enhanced capabilities and efficiencies within our theater operations. Our revenue streams generated by attendance and concession sales are fully supported by information technology systems to monitor cash flow and to detect fraud and shrinkage in our concessions inventory.

Our information technology solutions enable us to sell gift cards and to redeem those gift cards at our theater box offices and concession stands. We also sell tickets remotely by using our Internet ticketing partner, MovieTickets.com, and our website. We can sell tickets for current and future shows from our box office, concession stands and the Internet to reduce lines during peak periods.

We have entered into an Exhibitor Management Services Agreement (“EMS”) with Cinedigm, pursuant to which we have licensed the use of Cinedigm’s state-of-the-art EMS back office management system and related support services on a non-exclusive basis. We believe this system facilitates our addition of theaters to our business. The EMS system interfaces with our accounting software, and it provides integrated “back office” functionality related to information from our ticketing systems, our box office receipts, accounting, ticketing systems, revenue tracking, and payments and settlements with our distributors. The scheduling feature of the EMS system supports the coordination needed to properly allocate our screens between film showings, while also ensuring that movie audiences view the intended advertising. The sales and attendance information collected by the EMS system is used directly for film booking and settlement, and it is the primary source of data for our financial systems. We also rely on “point-of-sale” software that we license from Omniterm Data Technology Ltd. (“Omniterm”) to operate our back office management systems, and on other software licensed from Cinedigm to manage digital equipment in our theaters.

We expect to continue to update our technology to improve services to our patrons and provide information to our management, allowing them to operate our theaters efficiently.

Marketing and Advertising

To market our theaters, we have developed a marketing strategy founded on the release of information through press releases, our website, social media (including Facebook, Twitter, YouTube) and limited print advertising to inform our patrons of film selections and show times. We currently use each of these forms of advertising at our existing theaters and ticket sales are received through MovieTickets.com and our website, in addition to the theater point-of-sale terminals. We may also employ special interactive marketing programs for specific films and concession items. Our movie patrons are also able to find our film selections and show times through various third party websites and search engines. In addition to our marketing and advertising efforts, we rely on film distributors to organize and finance multimedia advertising campaigns for major film releases. Alternative content that we present may be sponsored by local or national concerns which advertise the events or programs in order to advertise their products or services.

As of August 2013, we have implemented a frequent moviegoer loyalty program in each of our markets, and its members will be eligible for specified awards, such as discounted or free concession items and ultimately a free movie ticket at the highest reward levels, based on purchases made at our theaters. In addition, we seek to develop patron loyalty through a number of other marketing programs such as a summer children’s film series, cross-promotional ticket redemptions and promotions within local communities. We have provided incentives for our customers to sign on for our weekly newsletters to enable us to notify them of the new alternative programming.

Insurance

We maintain property insurance with respect to our operations that covers our theaters. We also maintain business interruption insurance. We do not maintain key person insurance. We believe that our insurance coverage is customary for similar operations in our industry. However, we cannot assure you that our existing insurance policies are sufficient to protect us from all losses and liabilities that we may incur.

Employees

As of September 13, 2013, we employed approximately 536 employees, of whom 47 were full-time employees and 489 were hourly theater personnel. Of our full time employees, 31 are theater management personnel, and 16 are corporate management and staff. None of our employees are covered by collective bargaining agreements. We believe we have good relations with our employees.

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

We have several competitors in our markets, which vary substantially in size from small independent exhibitors to large national chains, such as Regal Entertainment Group, AMC Entertainment Inc and Cinemark USA, Inc. Some of our competitors are substantially larger and have substantially more resources than we do, which may give them a competitive advantage over us. Our theaters are, and those we plan to acquire will be, subject to varying degrees of competition in the regions in which they operate. Our competitors, including newly established motion picture exhibitors and existing theater chains, may build new theaters or screens in areas in which we operate or will operate in the future, which may result in increased competition and excess capacity in those areas. If this occurs, it may have an adverse effect on our business and results of operations. Based on the expertise of our senior management, however, we believe that we will be able to generate economies of scale and operating efficiencies that will allow us to compete effectively with our competitors.

In addition to competition for our existing theater operations, we may face competition from other motion picture exhibitors and other buyers when trying to acquire additional theaters. Many of our competitors are well established and have extensive experience in identifying and effecting acquisitions. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target theaters.

We also compete with other motion picture distribution channels, including home video and DVD, cable television, broadcast television and satellite, pay-per-view services and downloads and streaming video via the Internet. Other technologies such as video on demand could also have an adverse effect on our business and results of operations. However, in general, when motion picture distributors license their products to the motion picture exhibition industry, they refrain from licensing those motion pictures to other distribution channels for a period of time, commonly called the theatrical release window. In addition, we compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theater and restaurants.

Regulation

The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees effectively require major film distributors to offer and license films to exhibitors, including us, on a film-by-film and theater-by-theater basis. Consequently, exhibitors cannot assure themselves of a supply of films by entering into long-term arrangements with major distributors, but must negotiate for licenses on a film-by-film basis.

Our theaters must comply with Title III of the ADA to the extent that such properties are “public accommodations” or “commercial facilities” as defined by the ADA. Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants and additional capital expenditures to remedy such non-compliance. We believe that we are in compliance with all current applicable regulations relating to accommodations for the disabled. We intend to comply with all future regulations which apply to us in this regard. Our business strategy includes acquiring additional theaters, and in pursuing this strategy, we may incur capital expenditures to remedy any non-compliance in theaters that we acquire; however, we cannot predict whether such compliance will require us to expend substantial funds.

Our theater operations are also subject to federal, state and local laws governing such matters as wages, working conditions, citizenship and health and sanitation and environmental protection requirements. We believe that we are in compliance with all relevant laws and regulations.

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

Our business strategy is to create an all-digital national footprint by selectively pursuing multi-screen theater acquisition opportunities that meet our strategic and financial criteria, with upgrades to digital platforms as necessary. To successfully implement this strategy, we will need to raise substantial additional funds. Our ability to fund potential theater acquisitions and capital expenditures for theater digitalization, expansion or renovation will require a significant amount of cash, the availability of which depends on many factors beyond our control, including:

●	general economic and capital market conditions;
●	the availability of credit from banks or other lenders;
●	investor confidence in us; and
●	the continued performance of our theaters.

We cannot predict when, if ever, our operations will generate sufficient cash flows to fund our capital investment requirements. Until they do, we will be required to finance our cash needs through public or private equity offerings, bank loans or other debt financing, or otherwise. There can be no assurance that financing for future theater acquisitions and capital expenditures for theater digitalization, expansion or renovation will be available on terms favorable to us or at all, which could force us to delay, reduce or abandon our growth strategy, increase our financing costs, or both.

We may incur additional debt, if such financing is available to us, in order to expand our business. Additional funding from debt financings may make it more difficult for us to operate our business because we would need to make principal and interest payments on the indebtedness and may be obligated to abide by restrictive covenants contained in the debt financing agreements, which may, among other things, limit our ability to make business and operational decisions and pay dividends. Furthermore, raising capital through public or private sales of equity to finance acquisitions or expansion could cause earnings or ownership dilution to your shareholding interests in our company.

We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated revenue growth will be realized or that future capital will be available for us to fund our capital expenditure needs.

We may not benefit from our business strategy of acquiring and operating multi-screen theaters.

Our business strategy is to acquire and operate multi-screen theaters. In any acquisition, we expect to benefit from cost savings through, for example, the reduction of overhead and theater level costs, and from revenue enhancements resulting from the acquisition. There can be no assurance, however, that we will be able to realize any anticipated benefits or that our profitability will be improved by any one or more acquisitions. Any acquisition may involve operating risks, such as:

●	the difficulty of assimilating the acquired operations and personnel and integrating them into our current business;
●	the potential disruption of our ongoing business;
●	the diversion of management’s attention and other resources;
●	the possible inability of management to maintain uniform standards, controls, procedures and policies;
●	the risks of entering markets in which we have little or no experience;
●	the potential impairment of relationships with employees;
●	the possibility that any liabilities we may incur or assume may prove to be more burdensome than anticipated; and
●	the possibility that any acquired theaters or theater circuit operators do not perform as expected.

We have incurred net losses since inception, and we cannot assure you that we will be profitable in the future.

We incurred net losses of $5.3 and $2.0 million for the fiscal years ended June 30, 2013 and 2012, respectively, and had an accumulated deficit of $7.0 million as of June 30, 2013. We cannot assure you that we will become profitable for fiscal year ending June 30, 2014 or in any other future period. Further, we cannot be certain that we will be able to execute our business strategy of acquiring and operating multi-screen theaters on a profitable basis. As a result, we cannot assure you that we will be able to attain or increase profitability on a quarterly or annual basis. If we are unable to effectively acquire theaters and manage the risks and difficulties facing our business as we encounter them, our business, financial condition and results of operations may suffer.

We have a limited operating history which provides limited reference for you to evaluate our ability to achieve our business objectives.

Since we have a limited operating history, we are subject to the risks and uncertainties associated with early stage companies and have historically operated at a loss. Accordingly, you will have a limited basis on which to evaluate our ability to achieve our business objectives. We were formed in July 2010 without any operating business. As of the date hereof, we have acquired a total of 19 theaters. We plan to continue carrying out our acquisition strategy of acquiring theaters. Our financial condition, results of operations and our future success will, to a significant extent, depend on our ability to continue to acquire theaters throughout the United States and to achieve economies of scale. We cannot assure you that more acquisitions can be consummated on terms favorable to us or at all, or that if we achieve those acquisitions we will be able to operate our expanded business profitably. If we fail to achieve our business objectives, then we may not be able to realize our expected revenue growth, maintain our existing revenue levels or operate at a profit. Even if we do realize our business objectives, our business may not be profitable in the future.

We expect to incur long-term lease and debt obligations, which may restrict our ability to fund current and future operations and that may restrict our ability to enter into certain transactions.

In order to effect our business plan, we expect to incur long-term debt service obligations and long-term lease obligations, which may occur in the near term or long term. We expect to assume outstanding or execute new operating leases for theaters in connection with any acquisition that we may consummate. In addition, we may finance future theater acquisitions through debt financing, provided that such financing is available to us on acceptable terms. Specifically, the Company has in the past and continues to engage in discussion regarding such potential debt financing. Any lease or debt obligations we have incurred to date or will incur in the future will pose risk to you by:

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

Our ability to make scheduled payments of principal and interest with respect to any indebtedness we incur will depend on our ability to generate positive cash flows and on our future financial results. Our ability to generate positive cash flows is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. We cannot assure you that we will generate cash flows at levels sufficient to enable us to pay existing or future indebtedness. If our cash flows and capital resources are insufficient to fund future lease and debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance indebtedness. We may not be able to take any of these actions, and these actions may not be successful or permit us to meet any scheduled debt service obligations and these actions may be restricted under the terms of any debt agreements.

If we fail to make any required payment under the agreements governing our leases and indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default, and as a result, our debt holders would likely have the ability to require that we immediately repay our outstanding indebtedness and the lenders under any existing or future secured credit facility could terminate their commitments to lend us money and foreclose against the assets securing our borrowings. We could be forced into bankruptcy or liquidation, which could result in the loss of your investment. The acceleration of our indebtedness under one agreement may permit acceleration of indebtedness under other agreements that contain cross-default and cross-acceleration provisions. If our indebtedness is accelerated, we may not be able to repay any future indebtedness or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. If our debt holders require immediate payment, we may not have sufficient assets to satisfy our obligations under our indebtedness.

We may face intense competition in our business strategy of acquiring theaters.

We may have difficulty identifying suitable acquisition candidates. Even if we do identify appropriate candidates, we anticipate significant competition from other motion picture exhibitors and other buyers when trying to acquire these candidates, and we cannot assure you that we will be able to acquire identified candidates at reasonable prices or on favorable terms. Many of our competitors are well established and have significant experience in identifying and effecting acquisitions. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target theaters. Because of this competition, we cannot assure you that we will be able to successfully compete for attractive theater acquisitions. In addition, while we believe that there are numerous potential target theaters that we can acquire, our ability to compete in acquiring certain sizable target theaters will be limited by our available financial resources. As a result of competition, we may not succeed in acquiring suitable candidates or may have to pay more than we would prefer to make an acquisition. If we cannot identify or successfully acquire suitable acquisition candidates, we may not be able to successfully expand our operations and the market price of our securities could be adversely affected particularly since acquisitions are an important part of our strategy.

Resources could be wasted in researching acquisitions that are not consummated.

It is anticipated that the investigation of each specific target theater and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating an acquisition. If a decision is made not to complete a specific acquisition, the costs incurred up to that point in connection with the abandoned transaction, potentially including down payments or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could adversely affect subsequent attempts to locate and acquire other theaters.

We are subject to uncertainties related to digital cinema, including insufficient financing to obtain digital projectors and insufficient supply of digital projectors.

Some of our competitors began a roll-out of digital projection equipment for exhibiting feature films during 2006 and most exhibitors plan to continue domestic roll-out of digital cinema until it is completed. However, significant obstacles may exist that impact such a roll-out plan and our ability to convert the theaters we acquire to digital projection platforms, including the availability of financing, the cost of digital projectors and the supply of projectors by manufacturers. We cannot assure you that we will be able to obtain sufficient additional financing to be able to purchase and/or lease the number of digital projectors we will require or that the manufacturers will be able to supply the volume of projectors needed for the worldwide roll-out that is now ongoing in our industry. As a result, our ability to deploy digital equipment in the theaters we acquire could be delayed. Accordingly, the availability of financing, the cost of digital projection systems and manufacturer limitations may delay our deployment of digital platforms.

We may not be able to obtain sufficient or compelling alternative content.

Our ability to present alternative programming depends on the availability, diversity and appeal of alternative content and customer taste. This varies from geographic region to region. Poor performance of, or any disruption in the production or supply of alternative content could hurt our business and results of operations. In addition, the type of alternative content offered to us may not be accepted by the demographic base of movie-goers in our theaters.

The “virtual print fee” program expired on December 31, 2012, and we will no longer be able to use such fees to finance our purchases of digital projection equipment.

With respect to digital platforms installed prior to December 31, 2012, virtual print fees are provided to motion picture exhibitors from movie distributors, to encourage and assist exhibitors in the conversion to digital projection platforms, by effectively lowering the film rent expense that exhibitors pay to the movie distributors. The virtual print fee program provides that all distributors pay virtual print fees on a quarterly basis to motion picture exhibitors based on films scheduled by the exhibitors on approved digital projection platforms until the earlier of ten years from date the digital systems in a particular theater are installed or the date the exhibitor has recovered its out-of-pockets costs, including any financing charges, for the digital conversion. The virtual print fee program expired for new installations of digital projection systems made after December 31, 2012. We will continue receiving virtual print fees for approved digital projection systems installed prior to December 31, 2012.

As a result of the expiration of the virtual print fee program, we will need to finance installations of digital projection platforms from other sources. We may seek to reduce our proposed purchase price, offer a lower purchase price, seek other concessions with respect to any theater that we seek to acquire which has not been previously converted to a digital projection system prior to the discontinuance of the virtual print fee program,or may limit our acquisitions to theaters that have already converted to digital. We cannot assure you, however, that we will be able to secure the financing that we may require or that we will be able to obtain the proposed purchase price reductions or other concessions.

Disruption of our relationships with various vendors could substantially harm our business.

We rely on our relationships with several vendors in the operations of our business. These relationships include:

●	-	The film department of Cinema Services, which handles our negotiations with film distributors;
●	-
Cinedigm, from which we license the Exhibit Management System (“EMS”) back office management system and which, through a subsidiary, acts as our agent to collect “virtual print fees” from motion picture distributors;

●	-	NCM provides us with in-theater advertising and alternative context;
●	-	Barco, which provides us with digital equipment;
●	-	Continental Concession, which provides us with most of our concessions; and
●	-	RealD™, which provides us with our 3D cinema systems.
●	-	Omniterm Data Technology, Ltd., which provides our theater point-of-sale systems,
●	-	Coca Cola Refreshments USA, Inc. which supplies syrup, equipment and beverages.
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

Our business depends to a significant degree on maintaining good relationships with the major film distributors that license films to our theaters. Cinema Services handles negotiations with motion picture distributors on our behalf. Deterioration in our relationships with any of the major film distributors could adversely affect our access to commercially successful films and adversely affect our business and results of operations. Since the distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases, we cannot ensure a supply of motion pictures by entering into long-term arrangements with major distributors. Rather, we must compete for licenses on a film-by-film and theater-by-theater basis and are required to negotiate licenses for each film and for each theater individually.

We rely on software we license from Cinedigm to operate our accounting systems and a failure of this system could harm our business.

We depend on Cinedigm’s EMS back office management software system to operate the accounting functions of our business. A substantial system failure could temporarily restrict and limit our internal accounting functions. In addition, we rely on EMS to track theater invoices and to generate operating reports to analyze film performance and theater profitability. The EMS system is also an intricate part of our financial reporting process and provides us with information that, together with our other financial software program, allows us to prepare our periodic financial reports. Disruption in, changes to, or a system failure of the EMS system could result in the loss of important data, and increase our expenses.

We rely on “point-of-sale” software that we license from Omniterm to operate our back office management systems and a failure of this system could harm our business.

We depend on Omniterm’s point-of-sale software to operate our point-of-sale transactions, including issuing tickets to patrons at our theaters and selling concessions. A substantial system failure could restrict and limit our ability to issue tickets timely to our patrons, sell concessions and could reduce the attractiveness of our services and cause our patrons to visit other theaters. In addition, we also will rely on Omniterm to transmit data to our EMS software to generate operating reports, analyze film performance and theater profitability, and generate information to quickly detect theft. Disruption in, changes to, or a system failure of the Omniterm system could result in the loss of important data, and increase our expenses.

We depend on our senior management.

Our success depends upon the retention of our senior management, including A. Dale Mayo, our chairman and chief executive officer, Chuck Goldwater, our senior vice president, Jeff Butkovsky, our chief technology officer, and Brian D. Pflug, our chief financial officer. In particular, we rely on the relationships in the motion picture exhibition industry that Mr. Mayo has fostered in his 25-year career in the industry. We cannot assure you that we would be able to find qualified replacements for the individuals who make up our senior management if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. The loss of any member of senior management could adversely affect our ability to effectively pursue our business strategy.

Compensation may be paid to our senior management regardless of our profitability which may affect our operating results.

We have entered into employment agreements with each member of our senior management team. Mr. Mayo, our chairman and chief executive officer, is entitled to periodic salary increases as well as bonuses based on our consolidated gross revenues and regardless of whether we operate at a profit or loss. Each of our other executive officers is entitled to bonuses, as determined by our board of directors. Increases in compensation paid to our senior management would increase our expenses, affect our results of operations and might make it more difficult for us to achieve profitable operations.

If we do not comply with the Americans with Disabilities Act of 1990, we could be subject to litigation.

Movie theaters must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) and analogous state and local laws. Compliance with the ADA requires among other things that public facilities “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. If we fail to comply with the ADA, remedies could include imposition of injunctive relief, fines, awards for damages to private litigants and additional capital expenditures to remedy non-compliance. Imposition of significant fines, damage awards or capital expenditures to cure non-compliance could adversely affect our business and operating results.

Risk Related to Our Industry

We depend on motion picture production and performance.

As a motion picture exhibitor, our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our theaters. We license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), or a reduction in the marketing efforts of the major motion picture studios, could hurt our business and results of operations. In addition, a change in the type and breadth of movies offered by motion picture studios may not be accepted by the demographic base of moviegoers.

The motion picture exhibition industry has experienced declines trend in attendance during recent years.

The U.S. motion picture exhibition industry has been subject to periodic short-term increases and decreases in attendance and box office revenues. According to boxoffice.com, attendance during 2012 was 1.36 billion and, according to the MPAA, attendance during 2011 was 1.28 billion. For additional information regarding attendance levels and industry trends, see “Business — Industry Overview and Trends”. We expect the cyclical nature of the U.S. motion picture exhibition industry to continue for the foreseeable future, and a decline in attendance could adversely affect our results of operations. To offset any decrease in attendance, we plan to offer products unique to the motion picture exhibition industry, such as 3D films and specially selected alternative programming. We cannot assure you, however, that our offering of such content will offset any decrease in attendance that the industry may experience.

Our business is subject to significant competitive pressures.

We face varying degrees of competition from other motion picture exhibitors with respect to licensing films and attracting patrons. In those areas where real estate is readily available, there are few barriers preventing competing companies from opening theaters near one of our existing or future theaters. Many of our competitors have substantially more resources than we do and may therefore have a competitive advantage over us.

An increase in the use of alternative film delivery methods, which may be enhanced if traditional release windows are shortened, may drive down movie theater attendance and reduce ticket prices.

We compete with other movie delivery vehicles, including cable television, downloads and streaming video via the Internet, in-home video and DVD, satellite and pay-per-view services. When motion picture distributors license their products to the domestic exhibition industry, they refrain from licensing their motion pictures to these other delivery vehicles during the theatrical release window. The theatrical release window has shortened over the last decade. In addition, proposals have been made from time to time, particularly in the last several years, which would further shorten the window substantially and allow for premium video on demand and other alternatives that would be available during theatrical releases. These initiatives have not been instituted due, in part, to the adverse reaction of motion picture exhibitors. We cannot assure you that these initiatives will not be instituted in the future. We believe that a material contraction of the current theatrical release window could significantly dilute the consumer appeal of in-theater motion picture offerings, which could have a material adverse effect on our business and results of operations.

Our revenues vary significantly depending upon the timing of the motion picture releases by distributors.

Our business is seasonal, with a disproportionate amount of our revenues generated during the summer months and year-end holiday season. While motion picture distributors have begun to release major motion pictures more evenly throughout the year, the most marketable motion pictures are usually released during the summer months and the year-end holiday season, and we expect to generate more revenue and cash flows during those periods than in other periods during the year. As a result, the timing of motion picture releases affects our results of operations, which may vary significantly from quarter to quarter and year to year. If we do not adequately manage our theater costs of operations, it could significantly affect our cash flow and potential for future growth. Due to the dependency on the success of films released from one period to the next, results of operations for one period may not be indicative of the results for the following period or the same period in the following year.

There can be no assurance of a supply of motion pictures.

The distribution of motion pictures is in large part regulated by federal and state antitrust laws and has been the subject of numerous antitrust cases. Consent decrees resulting from those cases effectively require major motion picture distributors to offer and license films to motion picture exhibitors, including us, on a film-by-film and theater-by-theater basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theater-by-theater basis.

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

Our Class A common stock has one vote per share on all matters to be voted on by stockholders, while our Class B common stock has ten votes per share. Mr. Mayo owns all of our outstanding Class B common stock. As a result, as of September 13, 2013, Mr. Mayo controlled approximately 60.6% of the voting power of all of our outstanding capital stock with voting rights. Mr. Mayo will have significant influence for the foreseeable future over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on our common stock. Mr. Mayo will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to him but not to other stockholders. Because of this dual class structure, Mr. Mayo will continue to be able to control all matters submitted to our stockholders for approval (other than changes to our authorized capital stock) even if he owns less than 50% of the outstanding shares of our capital stock. This concentrated control will limit our stockholders ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected. Our certificate of incorporation provides that on transfer for any reason, shares of Class B common stock automatically convert to Class A common stock on a one-for-one basis.

Our stockholders do not have the same protections generally available to stockholders of other NASDAQ-listed companies because we are currently a “controlled company” within the meaning of the NASDAQ Marketplace Rules.

As of September 13, 2013, Mr. Mayo controlled approximately 60.6 % of the voting power of all of our outstanding capital stock with voting rights. Because of Mr. Mayo’s ownership interest and control of our voting power, we are considered a “controlled company” within the meaning of NASDAQ Marketplace Rules. As a controlled company, within the meaning of NASDAQ Marketplace Rules, we are not subject to the corporate governance requirements of the Rule 5600 series of the NASDAQ Marketplace Rules (other than the audit committee requirements) that would otherwise require us to have:

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

Accordingly, our stockholders will not be afforded the same protections generally as stockholders of other NASDAQ-listed companies for so long as Mr. Mayo controls more than 50% of our voting power and we rely upon such exemptions. The interests of Mr. Mayo, our controlling stockholder, may conflict with the interests of our other stockholders, and the concentration of voting power with Mr. Mayo will limit our stockholders, ability to influence corporate matters.

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

As of September 13, 2013 we had 5,626,713 shares of Class A common stock, 865,000 shares of Class B common stock and six shares of Series B preferred stock outstanding. All of the outstanding shares of Class B common stock are held by Mr. Mayo, who may convert his shares of Class B common stock into shares of Class A common stock on a one-for-one basis. Our Series B preferred stock is convertible into 60,000 shares of our Class A common stock.

All of the 2,523,900 shares of our Class A common stock sold in our initial public offering and overallotment exercise are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. While the shares of Class A common stock we issued in connection with acquisitions were initially restricted as a result of securities laws, and by lock-up agreements or other contractual restrictions for which exceptions may be granted in our discretion, those restrictions lapse over time and the number of shares of our Class A common stock that will become freely tradable will correspondingly increase.

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

We intend to retain all of our earnings for the foreseeable future to finance our operations and acquisitions of theaters and digital upgrades associated with any acquisitions. As a result, we do not anticipate paying cash dividends on our Class A common stock or Class B common stock, and consequently, holders of our Class A common stock can expect to receive a return on their investment in our Class A common stock only if the market price of the stock increases.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

●
Our certificate of incorporation provides for a dual class common stock structure. As a result of this structure, Mr. Mayo will have the ability to control all matters requiring stockholder approval (other than changes to our authorized capital stock), including the election of directors, amendments to our charter documents and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that other stockholders may view as beneficial. We have amended our certificate of incorporation to provide that on transfer for any reason, shares of Class B common stock will automatically convert to Class A common stock on a one-for-one basis.

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

ITEM 2. PROPERTIES.

The Rialto, Cranford and Bloomfield 8 theaters are occupied under lease agreements with existing terms of approximately nine years and six months for the Rialto and Cranford Theaters and 10 years for the Bloomfield 8. At our option, we can renew all of these leases at defined rates for various periods ranging from five to 20 years. These existing leases provide for contingent rentals based on the revenue results of the underlying theater and require the payment of taxes, insurance and other costs applicable to the property. Also, all leases contain escalating minimum rental provisions.

The five theaters constituting Cinema Centers are occupied under lease agreements with initial remaining terms of between approximately 4 to 15 years. At our option, we can renew all of the leases at defined rates for various periods ranging from nine to 20 years. Three of five leases for the Cinema Centers theaters provide for contingent rentals based on the revenue results of the underlying theater and all require the payment of taxes, insurance, and other costs applicable to the property. Also, all leases contain escalating minimum rental provisions.

The Lisbon theater is occupied under a 25 year lease until 2029, with fixed annual rents, escalating minimum rental provisions and contingent rentals based upon revenue. The lease also provides for the payment of taxes and other expenses applicable to the property and contains options for three additional rental periods of 5 years each.

The seven theaters involved in the Ultrastar Acquisitions are occupied under lease agreements with initial remaining terms of between approximately 2 to 14 years. At our option, we can renew each of the leases at defined rates for various periods ranging from 5 to 20 years. Each of the leases provides for contingent rentals based upon the revenue results of the underlying theater and all contain escalating minimum rental provisions and require the payment of taxes, insurance and other costs applicable to the property. In addition, the lease for the Mission Valley theater contains a provision that entitles the landlord to terminate the lease after December 14, 2013 upon 90 days’ notice. As a result of this provision, a substantial portion of the purchase price for the assets related to this theater (consisting of an aggregate of 342,000 shares of our Class A common stock) was delivered in escrow and will be released to seller over a nine-year period in amounts dependent upon the actual number of months that we are entitled to conduct operations at the Mission Valley theater.

The Sparta theater is occupied under a 10-year lease with fixed annual rents, escalating minimum rental provisions and contingent rentals based upon revenue results.

The Solon theater is occupied under a 10-year lease, with fixed annual rents, escalating minimum rental provisions, and contingent rentals based on revenue. The lease also provides for the payment of taxes, insurance and other costs applicable to the property, and contains options for three additional periods of five years each.

The Torrington theater is occupied under a lease agreement with a 10-year initial term and four option terms of five years each at defined rental rates, with escalating rental provisions. The lease also provides for the payment of taxes, insurance and other costs applicable to the property.

We have leased facilities comprising our corporate office located at 250 East Broad Street, Westfield, NJ 07090, under a 10 year lease that commenced on December 31, 2010.

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

	Year ended June 30,
	2013		2012
	HIGH	LOW	HIGH	LOW
July 1 - September 30	$6.36	$4.81	$-	$-
October 1 - December 31	$6.35	$4.60	$-	$-
January 1 - March 31	$6.35	$5.65	$-	$-
April 1 - June 30	$6.34	$5.33	$7.87	$6.17
The last reported closing price per share of our Class A common stock as reported by NASDAQ on September 13, 2013 was $6.22 per share. As of September 13, 2013, there were 56 holders of record of our Class A common stock, not including beneficial owners of our Class A common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

CLASS B COMMON STOCK

There is no public trading market for our Class B common stock (“Class B common stock”). Each outstanding share of Class B common stock may be converted into one share of Class A common stock at any time, and from time to time, at the option of the holder and the holder of Class B common stock is entitled to ten (10) votes for each share of Class B common stock held. As of June 30, 2013, there was one holder of our Class B common stock.

PREFERRED STOCK

In September, 2012 the Company authorized the issuance of 6 shares of a new class of preferred stock (the "Series B preferred stock") and on September 20, 2012 sold six shares of Series B preferred stock to two investors for total proceeds of $450,000 or $75,000 per share. Dividends are payable quarterly in cash at the rate of 4.5% per annum. The Series B preferred stock may be converted into the Company’s Class A common stock at the option of the holder at any time after six months from the date of issue without the payment of additional consideration by dividing the original purchase price per share of Preferred Stock ($75,000), as adjusted (the “Issue Price”) by the conversion price of $7.50 per share, as adjusted. Commencing six months from the date of issue, the Series B preferred stock is mandatorily convertible in the event that the daily volume weighted average price of the Company’s Class A common stock for a consecutive 30 day trading period is not less than $10.00 per share. If all 6 shares of the Series B preferred stock are converted, the Company will issue 60,000 shares of Class A common Stock to the holders of the preferred shares. The Company has the option to redeem the Series B Preferred Stock any time after one year from the date of issue at a price equal to 150% of the $75 Issue Price ($112,500 per share), subject to adjustments, plus all accrued and unpaid dividends. There is no public trading market for our Series B preferred stock.

DIVIDEND POLICY

We have never paid any cash dividends on our Class A common stock or Class B common stock (together, the “Common Stock”) and do not anticipate paying any on our Common Stock in the foreseeable future. Under our loan agreement with Northlight Trust I, we may not pay dividends on our common stock without the consent of the lender. Subject to any contractual restrictions which may apply in the future, any future payment of dividends on our Common Stock will be in the sole discretion of our board of directors. The holders of our Series B preferred stock are entitled to receive dividends thereon at the rate of 4.5% payable quarterly.

SALES OF UNREGISTERED SECURITIES

During the fiscal year ended June 30, 2013 we issued 16,000 shares of our Class A common stock to consultants in exchange for services provided or to be provided.

On June 30, 2013, grants to various employees for a total of 14,996 shares of our Class A common stock vested.

On June 30, 2013, we issued an aggregate of 17,500 shares of our Class A common stock to non-employee members of the Company's board of directors.

All other sales of unregistered securities which occurred during the period covered by this Report were previously included in the Company’s Quarterly Reports on Form 10-Q and/or Current Reports on Form 8-K

The securities issued in the foregoing transactions were exempt from registration under Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions by an issuer not involving a public offering. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. No general advertising or solicitation was used in selling the securities. No commissions or underwriting fees were paid to any placement agents in connection with the sale or issuances of the securities.

PURCHASE OF EQUITY SECURITIES
There were no purchases of shares of our Class A common stock made by us or on our behalf during the fiscal year ended June 30, 2013. We do not anticipate purchasing any shares of our Class A common stock in the foreseeable future.

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

Our fiscal year ends on June 30 each year. References to “fiscal year 2013” are for the year ended June 30, 2013, and references to “fiscal year 2012” are for the year ended June 3, 2012.

Overview
(in thousands, except share data dollars)

At June 30, 2013, we operated 18 theaters located in New Jersey, Connecticut, Pennsylvania, California, Arizona and Ohio, consisting of 178 screens. At June 30, 2012, we operated eight theaters located in New Jersey, Connecticut and Pennsylvania, consisting of 73 screens. Our 18 theaters had over 2,850,000 attendees for fiscal year 2013 (for the time we operated the theaters, including only parts of the year at ten locations), and over 570,000 for fiscal year 2012 (for the period of time we operated them including only parts of the year at five locations).

Our theaters operated as of June 30, 2013 are:

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

We acquired the Rialto and the Cranford theater from one seller on December 31, 2010, the Bloomfield 8 on February 17, 2011, and all of the five Pennsylvania locations containing 54 screens (“Cinema Centers”), on April 20, 2012.

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

The seven theaters acquired from the Ultrastar Sellers are operated by us pursuant to management agreements (the “Management Agreements”) whereby we have full day to day responsibility for all aspects of theater operations, and we receive a fee equal to 5% of the gross revenues of these theaters.

On January 1 and February 1, 2013, wholly owned subsidiaries of JV entered into operating leases of a three screen theater in Sparta, NJ and a 16 screen theater in Solon, Ohio, respectively. Both theaters were equipped with digital projection systems before we began operating the theaters. We operate both theaters are operated by us, under Management Agreements and are included in our consolidated financial statements, and we receive a fee equal to 5% of the gross revenues of these theaters.

At June 30, 2013, Digiplex and Start Media owned 33% and 67% of the equity of JV, respectively.

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

•
Creation of an all-digital theater circuit utilizing our senior management team’s extensive experience in digital cinema and related technologies, alternative programming and movie selection. We will convert the theaters we acquire to digital projection platforms (if not already converted) with an appropriate mix of RealD™ 3D auditoriums in each theater complex. Seven of our locations also offer D-Box™ motion seating available for certain movies.

•
Offering our customers a program of popular movies and alternative content such as sports, concerts, opera, ballet and video games to increase seat utilization and concession sales during off peak and some peak periods.

•
Deployment of state of the art integrated software systems for back office accounting and camera surveillance systems for theater management which enable us to manage our business efficiently and to provide maximum scheduling flexibility while reducing operational costs.

•
Active marketing of the Digiplex brand, and our joint venture, DigiNext, to release specialty movie content, and other programs to consumers using primarily new media tools such as social media, website design and regular electronic communications to our targeted audience.

•
Enhancing our alternative content programs with themed costuming for our theater personnel, food packages, scripted introductions by theater managers, and the use of selected staff members called “ambassadors” to employ various social media tools before, during and after each event to promote the event and the Digiplex brand.

•
Creation of strategic relationships to acquire exclusive distribution rights to content which (i) can play at both our own theaters, and at additional non-competing theaters, and (ii) can be the source of additional revenues from non-theatrical revenue streams (such as DVD sales, digital downloads, cable TV, etc.).

Other than the funds resulting from our capital raised to date, there can be no assurance, however, that we will be able to secure financing necessary to implement our business strategy, including to acquire additional theaters or to renovate and digitalize the theaters we do acquire.

We manage our business under one reportable segment: theater exhibition operations.

Components of Operating Results

Revenues

We generate revenues primarily from admissions and concession sales, with additional revenues from screen advertising sales and other revenue streams, such as theater rentals and private parties. Our advertising agreement with National CineMedia, LLC (“NCM”) has assisted us in expanding our offerings to domestic advertisers and will be broadening ancillary revenue sources, such as digital video monitor advertising and third party branding. Our alternative content agreements with NCM and others has assisted us in expanding our alternative content offerings, such as live and pre-recorded concert events, opera, ballet, sports programs, and other cultural events. In addition to NCM, we select, market and exhibit alternative content from a variety of other sources, including Emerging Pictures, Cinedigm Digital Cinema Corp., Screenvision, DigiNext, and others as they offer their programs to us. Our 18 theaters are located in “free zones,” or areas that permit us to acquire movies from any distributor. As such, we display all of the leading movies and can tailor our offerings to each of our markets.

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

Utilities and other expenses include certain costs that have both fixed and variable components such as utilities, property taxes, janitorial costs, repairs and maintenance, and security services.

Significant Events and Outlook

Lisbon Theater Acquisition. On September 29, 2012 we acquired certain assets of the Lisbon theater, a 12-screen theater located in north eastern Connecticut for a purchase price of $6,644, which consisted of a cash payment of $6,014, a capital lease liability of $100 and an earn-out. The fair value of the earn-out was initially recorded as a liability with an estimated fair value of $550 to be paid after the first year following the closing if certain earnings targets are met. We also assumed the lease for the land that the theater is situated on. No debt or other liabilities were assumed. As of June 30, 2013, we reduced the fair value of the earn-out to $296 based on actual and projected results compared to the threshold in the asset purchase agreement.
JV agreement and JV Acquisitions. As noted in Overview, in December 2012 we entered into a joint venture relationship with Start Media and the JV acquired 7 theaters from the Ultrastar Sellers in California and Arizona. The total purchase price for the Ultrastar Acquisitions was $13,131; with $8,108 in cash, of which $8,000 was provided by Start Media, 887,623 shares of Class A common stock with a fair value of $4,714 provided by us, and the assumption of a capital equipment lease. Both the cash and stock elements constitute our respective initial capital contributions to the JV. Certain operating leases for the theater facilities, and certain capital leases and service contracts related to theater equipment were assumed. No other liabilities were assumed from the Ultrastar Sellers. On January 1 and February 1, 2013, JV entered into operating leases for a three screen theater in Sparta, NJ and a 16 screen theater in Solon, Ohio, respectively. We expect to acquire other theaters through the JV, although this cannot be assured. See Note 15, “Subsequent Events.”

Management Agreements. We have entered into agreements (the “Management Agreements”) to manage the theaters JV acquires, and we receive 5% of the total revenue of the theaters in each year as management fees in consideration for these management services. Under the Management Agreements, we have full day-to-day authority to operate the theaters owned by JV including: staffing, banking, content selection, vendor selection and all purchasing decisions. We are required to submit an annual operating budget to JV for each fiscal year ending June 30 for approval by the JV board of managers (which is comprised of four seats, two of which are controlled by us, and two by Start Media). In the event of any disagreements regarding the budget, there are dispute resolution procedures contained in the JV operating agreement.

Northlight Term Loan. On September 28, 2012, we entered into a loan agreement for $10.0 million with Northlight Trust I (“Northlight”). The Northlight loan was used to fund our acquisition of the Lisbon theater for $6.0 million, pay for previously installed digital systems of $3.3 million, pay fees associated with the Northlight loan and the Lisbon acquisition, and to provide working capital.

Shelf Registration. In May 2013, we filed a $10.5 million registration statement (the maximum amount is subject to adjustment), which has been declared effective by the Securities and Exchange Commission, and permits the issuance of a broad range of securities. Any proceeds can be used for a variety of items, including acquisitions, debt repayment and general corporate purposes. We have not sold any securities under the registration statement and there is no assurance we will in the future.

Digital Projector Installation. At June 30, 2013, all of our 178 screens were equipped with digital projectors and related hardware and software. 114 of the 178 systems had been installed before our acquisition of the theaters, and the remaining 64 systems were installed under our ownership, at a total cost of approximately $6.1 million. We earn VPFs, described under Components of Operating Results, on 85 systems and do not earn VPFs on 93 digital systems, as these systems are owned by an unrelated digital cinema integrator. However, we have full use of these systems under a master license agreement, and we have the option to purchase these systems at fair market value after the systems have been in use for a ten-year period. We acquired one theater with six digital screens in July 2013, all of which earn VPFs, bringing our circuit to 184 screens, 91 of which earn VPFs.

Alternative Content Program Launch. Along with the continued display of traditional feature movies, a cornerstone of our business strategy is to exhibit opera, ballet, concerts, and sporting events, children’s programming and other forms of alternative content in our theaters. Using our 178 digital systems (69 of which are equipped to show 3D events), we can show live and pre-recorded 2D and 3D events at off-peak times to increase the utilization of our theaters. Going forward we expect at least 40% of any new screens to be 3D-enabled.

Acquisition Strategy. We plan to acquire existing movie theaters in free zones over the next 12 months and beyond. We generally seek to pay a multiple of 4.5 times to 6.0 times Theater Level Cash Flow (“TLCF”) for theaters we acquire. TLCF is calculated as revenues minus theater operating expenses (excluding depreciation and amortization and other non-cash items).

The following table sets forth the percentage of total revenues represented by statement of operations items included in our consolidated statements of operations for the periods indicated (dollars and attendance in thousands, except average ticket prices and average concession per patron and other non-cash items):

Results of Operations

	Year ended June 30,
(Amounts in thousands, except per patron data)	2013		2012
Revenues:	$	%	$	%
Admissions	$21,305	68	$4,738	71
Concessions	8,889	29	1,646	25
Other	990	3	287	4
Total revenues	31,184	100	6,671	100

Cost of operations:
Film rent expense (1)	10,694	50	2,387	50
Cost of concessions (2)	1,491	17	294	18
Salaries and wages (3)	3,791	12	849	13
Facility lease expense (3)	4,435	14	821	12
Utilities and other (3)	5,797	19	1,152	17
General and administrative (3)	5,054	16	1,945	29
Change in fair value of earnout (3)	(333)	(1)	(20)	(0)
Depreciation and amortization (3)	4,049	13	1,147	17
Total costs and expenses (3)	34,978	112	8,575	129
Operating loss (3)	(3,794)	(12)	(1,904)	(29)
Interest expense	(1,227)	(4)	(12)	(0)
Other	(60)	(0)	(9)	(0)
Loss before income taxes (3)	(5,081)	(16)	(1,925)	(29)
Income taxes (4)	175	(3)	42	(2)
Net loss (3)	$(5,256)	(17)	$(1,967)	(29)
Net loss attributable to non-controlling interest	964	18	-	-
Net loss attributable to Digital Cinema Destinations Corp.	$(4,292)	15	$(1,967)	(2)
Preferred stock dividends	(16)	0	(257)	0
Net loss attributable to common stockholders	$(4,308)	18	$(2,224)	0
Other operating data:
Consolidated Theatre Level Cash Flow (5)	$5,633	18	$1,251	19
Management fees (9)	$543	-	-	-
Adjusted EBITDA of Digital Cinema Destinations Corp (6)	$2,366	8	$(410)	(6)
Total Attendance	2,852,329	*	570,337	*
Average ticket price (7)	$7.83	*	$8.31	*
Average concession per patron (8)	$3.27	*	$2.89	*

________________

*	Not meaningful

(1)	Percentage of film rent expense calculated as a percentage of admissions revenues.

(2)	Percentage of cost of concessions revenues calculated as a percentage of concessions revenues.

(3)	Percentage of expense calculated as a percentage of total revenues.

(4)	Calculated as a percentage of pre-tax loss.

(5)
TLCF is a non-GAAP financial measure. TLCF is a common financial metric in the theater industry, used to gauge profitability at the theater level, before the effect of depreciation and amortization, general and administrative expenses, interest, taxes or other income and expense items. While TLCF is not intended to replace any presentation included in our consolidated financial statements under GAAP and should not be considered an alternative to cash flow as a measure of liquidity, we believe that this measure is useful in assessing our cash flow and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. See page 46 for TLCF reconciliation.

(6)
Adjusted EBITDA is a non-GAAP financial measure. We use adjusted EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our results, excluding the impact of non-cash depreciation and amortization charges, stock based compensation expenses, and nonrecurring expenses and outlays, prior to our consideration of the impact of other potential sources and uses of cash, such as working capital items. This calculation may differ in method of calculation from similarly titled measures used by other companies. See page 47 for Adjusted EBITDA reconciliation.

(7)	Calculated as admissions revenue/ paid attendance of 2,720,386 in 2013 and 570,337 in 2012, respectively. Paid attendance excludes certain theater rental activity, such as parties and film festivals.

(8)	Calculated as concessions revenue/ paid attendance of 2,720,386 in 2013 and 570,337 in 2012, respectively. Paid attendance excludes certain theater rental activity, such as parties and film festivals.

(9)	Management fees earned by Digiplex to operate the theaters of the JV.

Fiscal Year ended June 30, 2013 and 2012

At June 30, 2013, we operated 18 theaters located in New Jersey, Connecticut and Pennsylvania, California, Arizona and Ohio consisting of 178 screens. Our fiscal year 2013 includes the Rialto, Cranford, Bloomfield 8 and Cinema Centers theaters for the entire year comprised of 73 screens. During the fiscal year, we acquired the Lisbon theater with 12 screens, on September 29, 2012, and seven theaters with 74 screens by December 31, 2012 (Ultrastar Acquisitions). We also entered leases (with no purchase price paid) for one theater with three screens on January 1, 2013 (Sparta), and one theater with 16 screens on February 1, 2013 (Solon). Our fiscal year 2012 results include the Rialto, Cranford and Bloomfield 8 theaters for the entire year and the Cinema Center theaters from April 2012. Therefore, many comparisons of the 2013 and 2012 periods will be skewed accordingly. Our theaters had over 2,850,000 and 570,000 attendees for the fiscal years ended 2013 and 2012, respectively (for the portions of the periods we operated them). Overall, the North American box office revenue results for fiscal year 2013 increased by approximately 1% from the comparable fiscal 2012 year.

Admissions and Concessions. Our admissions and concessions revenues increased by 373%, due to our increased screen count in 2013 as compared to 2012. Our average ticket price decrease was due to our entry into new and less urban geographical markets. Our emphasis on alternative content programming has resulted in incremental admissions and concessions revenue. The increase is due to adjustment of our product offerings, and our increased presence in family-friendly markets.

Other Revenues. Other revenues consist of advertising revenues, theater rentals for parties, camps and other activities for 2013 and 2012. We entered into an agreement with NCM for ad revenues in August 2011. Advertising revenue was $565 for fiscal year 2013 compared to $106 in 2012. Theater rental activities also include film festivals and regular usage to display products such as Indian movies.

Film Rent Expense. Film rent expense is a variable cost that fluctuates with box office revenues. We generally expect film rent expense to range from 50% to 60% of admissions revenues, with art and independent titles at the lower end of the range and mainstream movie titles at the middle to high end of the range. Film rent expense as a percentage of box office revenues was 50% in both fiscal years 2013 and 2012. Included as a reduction of film rent expense in 2013 period is $1,025 of VPFs that we received from a third party vendor associated with digital titles that we play from the studios, as compared to $273 in 2012. At June 30, 2013 and 2012 we earned VPFs on 85 and 73 of our screens, respectively. Excluding VPFs, film rent expense would have been 55% of admissions revenues in both 2013 and 2012.

Cost of Concessions. At 17% and 18% of our concessions revenue for fiscal 2013 and 2012, respectively, we believe our cost of concessions is within the industry average of 15% to 20%. Our concession costs as a percentage of concessions revenue can fluctuate based on the mixture of concession products sold, and changes in our supply pricing.

Salaries and Wages. Our theater employees are mostly part-time hourly employees, supervised by one or more full-time managers at each location. Our payroll expenses contain a fixed component, but are also variable and will fluctuate, being generally higher during the peak summer and holiday periods, and also during alternative content events, and lower at other times. The increase from 2012 is due to our operation of a larger number of theaters during 2013. As a percentage of revenue, the decrease from 13% in 2012 to 12% in 2013, is due to our adjustment of the mix of theater staff following our acquisition of the new locations.

Facility Lease Expense. Each of our facilities is operated under operating leases that contain renewal options upon expiration. The majority of the leases contain provisions that increase rents in certain amounts and at certain times during the initial term, and the leases for certain theaters require percentage rent to be paid upon the achievement of designated revenue targets. We incurred $149 in percentage rent expense as a result of these lease provisions during fiscal 2013, and $25 in 2012. The remainder of the increase from 2012 is due to our operation of more theaters in 2013.

Utilities and Other. Utilities and other expenses consist of utility charges, real estate taxes incurred pursuant to the operating leases for our theaters, and various other costs of operating the theaters. We expect these costs, which are largely fixed in nature, to remain relatively constant for the theaters, with growth in these expenses as we acquire more theaters. The increase in these expenses is due to the operation of more screens during 2013. Though many of these costs are largely fixed, except for inflationary-type increases, we will experience growth in these expenses as we acquire more theaters.

General and Administrative Expenses. General and administrative expenses consisted primarily of salaries and wages for our corporate staff, legal, accounting and professional fees, including those associated with our acquisition of theaters, SEC compliance, marketing, and information technology related expenses. The increase in these expenses are due to additional personnel hired to manage our actual and planned growth, along with professional fees for auditing, legal, marketing and information technology. We expect these costs to decrease as a percentage of revenue as we grow and realize increased economies of scale. Included in general and administrative expenses is stock compensation expense of $549 and $204 in 2013 and 2012, respectively, related to issuance of Class A common stock to employees (including our CEO) and non-employees for services rendered. We expect to issue additional stock-based awards in the future under our 2012 stock option and incentive plan that was adopted in conjunction with our IPO. Awards may consist of stock options, restricted stock, or restricted stock units, with or without vesting periods. As of June 30, 2013 and 2012, we had 15 and 10 employees, respectively on our corporate staff, including our chief executive officer and other officers and staff to support our business development, technology, accounting, and marketing activities.

Depreciation and Amortization. The increase from 2012 is due to the operation of 178 screens as of June 30, 2013 versus 73 screens at June 30 2012, including the addition of assets such as digital projection equipment and other capital improvements we made. We record depreciation and amortization for property and equipment and intangible assets over the estimated useful life of each asset class on a straight line basis. Our largest fixed asset is our digital projection equipment, which had a gross cost of $6.1 million as of June 30, 2013 and is being depreciated over a 10-year estimated useful life. We expect digital projection equipment to be a large component of our asset base going forward following any acquisitions that we may consummate, along with other theater equipment and leasehold improvements.

Operating Loss. The increased operating loss was primarily attributable to the higher general and administrative, and depreciation and amortization costs, associated with the increased asset base and larger corporate infrastructure that will support our future growth.

Impact of Inflation. We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in either fiscal year 2013 or 2012.

Income Taxes. We have income tax expense, although there were pretax losses, mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, the tax expense for the fiscal years ended June 30, 2013 and 2012 included an accrual of $160 and $27, respectively, of non-cash tax expense due to changes in the valuation allowance in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets.

Liquidity and Capital Resources

On April 20, 2012, we completed our initial public offering of 2,200,000 shares of Class A common stock at a price of $6.10 per share, for net proceeds of $11,400 after deducting underwriting commissions and offering expenses. On May 7, 2012, we sold 323,900 shares of Class A common stock upon the exercise of the underwriters’ overallotment option, for net proceeds of $1,800 after deducting underwriting discounts and commissions.

On September 20, 2012, we sold 6 shares of Series B preferred stock and raised $450.

On September 28, 2012, we entered into a loan agreement for $10,000 with Northlight. The Northlight loan was used to fund our acquisition of the Lisbon theater for $6,000, pay for previously installed digital systems of $3.3 million, pay fees associated with the Northlight loan and the Lisbon acquisition, and to provide working capital.

On December 10, 2012, we, together with Start Media, entered into a joint venture to acquire, refit and operate movie theaters. Start Media has committed to contribute up to $20,000 to JV, including $10,000 already contributed through June 30, 2013. In December 2012, JV acquired seven movie theaters (six of which are located in southern California and one of which is near Phoenix, Arizona) with an aggregate of 74 fully digital screens, for an aggregate purchase price of $13,131, consisting of $8,108 in cash, of which $8,000 was funded by Start Media plus 887,623 shares of our Class A common stock with a fair value of $4,714 was issued and the assumption of a capital lease for theater equipment. In January 2013, Start Media contributed an additional $1,306 in cash, to fund anticipated capital expenditures for the Ultrastar theaters, and in May 2013, it contributed an additional $694 for other anticipated capital expenditures.

In January 2013, JV entered into an agreement to pay a third party $450 as an advisory fee for services rendered in connection with the formation of the JV. Digiplex, and Start Media, have each agreed to fund $225 to the JV as a capital contribution and the JV will in turn pay the advisory fee.

On May 1, 2013, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on May 21, 2013. The shelf registration statement, with a maximum aggregate potential offering of $10,500 (the maximum amount is subject to adjustment), allows for the future issuance of Class A common stock, preferred stock, debt securities, warrants, or units. We may use any proceeds from the shelf offering for various reasons including general corporate purposes, debt repayment, capital expenditures, or future theater acquisitions. We have not sold any securities under the registration statement, and there is no assurance we will do so in the future.

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

Summary of Cash Flows
(000's)	Year ended June 30,
Consolidated Statement of Cash Flows Data:	2013	2012
Net cash provided by (used in):
Operating activities	$(281)	$2,535
Investing activities	(6,450)	(14,971)
Financing activities	8,300	13,405
Net increase in cash and cash equivalents	$1,569	$969

Operating Activities

Net cash flows provided by (used in) operating activities totaled approximately ($281) and 2,535 in the fiscal years ended June 30, 2013 and 2012, respectively. Our cash used in operational activities is due to increased general and administrative costs due to the addition of theaters and the growth of our corporate infrastructure. We made a payment to our primary vendor of digital systems of $3,334 in fiscal 2013.

Investing Activities

Our capital requirements have arisen principally in connection with our acquisitions of theaters, upgrading our theater facilities post-acquisition, and replacing equipment. Cash used in investing activities totaled ($6,450) and ($14,971) for the fiscal years ended June 30, 2013 and 2012, respectively. In 2013, we acquired the Lisbon theater for $6,014 in cash, and the cash portion of the Ultrastar Acquisitions of $8,108; of which $8,000 was funded by Start Media, LLC through its capital contributions to the JV. Start Media, LLC contributed an additional $2,000 to fund capital expenditures at JV theaters. In 2012, $11,099 was used for the Cinema Centers theaters acquisition, and an additional $3,906 for digital cinema equipment in Pennsylvania. We may also incur significant capital outlays in connection with other acquisitions that we may consummate in the next 12 months, including digital projection equipment and other theater upgrades. We intend to continue to grow our theater circuit, either directly or through our JV acquisitions vehicle through selective expansion and acquisitions.

Financing Activities

Net cash provided by financing activities totaled $8,300 and $13,405 for the fiscal years ended June 30, 2013 and 2012, respectively. In 2013, net cash provided by financing activities was due mainly to the proceeds of the Northlight loan of $10,000, proceeds from issuance of preferred stock of $450, payment of a note to the seller of Cinema Centers for $832 and monthly payments of the Northlight loan. In 2012, our financing activities consisted mainly of the sale of Class A common and Series A preferred stock, our IPO and subsequent exercise of the underwriters’ over-allotment option, less the direct costs associated with those transactions. We expect to issue equity and debt instruments in the future in connection with our business plan.
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

TLCF and Adjusted EBITDA should not be considered alternatives to, or more meaningful than, GAAP measures such as net cash provided by operating activities. Because these measures exclude depreciation and amortization, they do not reflect any cash requirements for the replacement of the assets being depreciated and amortized, which assets will often have to be replaced in the future. Further, because these metrics do not reflect the impact of income taxes, cash dividends, capital expenditures and other cash commitments from time to time as described in more detail elsewhere in this report, they do not represent how much discretionary cash we have available for other purposes. Nonetheless, TLCF and Adjusted EBITDA are key measures used by us. We also evaluate TLCF and Adjusted EBITDA because it is clear that movements in these measures impact our ability to attract financing. TLCF and Adjusted EBITDA, as calculated, may not be comparable to similarly titled measures reported by other companies.

A reconciliation of TLCF and Adjusted EBITDA to GAAP net loss is calculated as follows (in thousands):

TLCF reconciliation:

(unaudited)
	Year ended June 30,		% Increase/
(000's)	2013	2012	(Decrease)
Net loss	$(5,256)	$(1,967)	167%
Addback:
General and administrative (1)	5,054	1,945	160%
Depreciation and amortization	4,049	1,147	253%
Income tax expense	175	42	317%
Interest expense	1,227	12	10125%
Other expense	60	9	567%
Deferred rent expense (5)	324	63	414%
Consolidated TLCF	$5,633	$1,251	350%

Adjusted EBITDA reconciliation:
(unaudited)
	Year ended June 30,		% Increase/
(000's)	2013	2012	(Decrease)
Net loss	$(5,256)	$(1,967)	167%
Add back:
Depreciation and amortization	4,049	1,147	253%
Interest expense	1,227	12	10125%
Income tax expense	175	42	317%
Other expense	60	9	567%
Deferred rent expense (5)	324	63	414%
Stock-based compensation (2)	549	204	169%
Non-recurring organizational and M&A-related professional fees (3)	642	80	703%
Management fees (4)	543	-	100%
Start Media's share of adjusted EBITDA loss	53	-	100%
Adjusted EBITDA of Digital Cinema Destinations Corp.	$2,366	$(410)	677%

___________

(1)	TLCF is intended to be a measure of theater profitability. Therefore, our corporate general and administrative expenses have been excluded.

(2)
Represents the fair value of shares of Class A common stock and restricted stock awards issued to employees and non-employees for services rendered. As these are non-cash charges, we believe that it is appropriate to show Adjusted EBITDA excluding this item.

(3)
Primarily represents professional fees, including those incurred in connection with start-up activities, the creation of acquisition template documents that will be used by us for future transactions, SEC compliance and certain other costs related to our acquisition strategy. The increase from the prior year is due to the magnitude of the Lisbon and Ultrastar acquisitions. While we intend to acquire additional theaters, we have laid the groundwork for our acquisition program and we expect to incur reduced legal fees in connection with future acquisitions. We therefore believe that it is appropriate to exclude these items from Adjusted EBITDA.

(4)	To add back management fees to Digiplex from JV.

(5)
Represents non-cash deferred rent expense which is included in the facility lease expense in the consolidated statements of operations. As these are non-cash charges, we believe it is appropriate to show TLCF and Adjusted EBITDA excluding this item.

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

Revenue and Film Rent Expense Recognition

Revenues are recognized when admissions and concession sales are received. Other revenues primarily consist of screen advertising, theater rentals and parties. Sales are made either in cash or in the form of credit cards, which settle in cash within three days. Screen advertising revenues are recognized over the period that the related advertising is delivered on-screen. Theater rentals and party revenue are recognized at the time of the event. We record proceeds from the sale of gift cards and other advanced sale-type certificates in current liabilities and recognize admissions and concession revenue when a holder redeems the card or certificate. We recognize unredeemed gift cards and other advanced sale-type certificates as revenue only after such a period of time indicates, based on historical experience that the likelihood of redemption is remote, and based on applicable laws and regulations. In evaluating the likelihood of redemption, we consider the period outstanding, the level and frequency of activity, and the period of inactivity. We estimate the gift card breakage rate based on historical redemption patterns. Unredeemed gift cards are recognized as revenue only after such a period of time indicates, based on historical attendance, the likelihood of redemption is remote, and based on applicable laws and regulations, in evaluating the likelihood of redemption, the period outstanding, the level and frequency of activity, and the period of inactivity is evaluated.

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

Under our Exhibitor-Buyer Master License Agreement, we earn VPFs fees from the movie studios when a new digital title is shown on certain of our screens. We may receive virtual print fees for up to the total costs of our digital systems, less a base amount of $9 thousand per system, but including any financing costs we may incur, over a maximum period of ten years from the date of our installations. We are eligible to receive these payments through May 2021, or until the amount of cumulative VPFs is equal to our costs.

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

(in thousands)
Balance at June 30, 2012	$4,382
Digital systems costs	530
Financing costs	782
VPFs earned	(1,025)
Exhibitor contribution	(108)
Administrative costs	103
Balance, June 30, 2013	$4,664

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

Impairment of Goodwill and Finite-Lived Intangible Assets

We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment for each theater as a reporting unit, based on an estimate of its relative fair value. As of June 30, 2013 we concluded that the fair values of our goodwill reporting units was significantly in excess of our goodwill reporting unit carrying values.

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

Off-Balance Sheet Arrangements

Other than the operating leases described herein, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Quantitative and Qualitative Disclosures about Market Risk

We do not hold instruments that are sensitive to changes in interest rates, foreign currency exchange rates or commodity prices. Therefore, we believe that we are not materially exposed to market risks resulting from fluctuations from such rates or prices.

Subsequent Events

On July 19, 2013, JV acquired a six screen movie theater in Torrington, Connecticut. The purchase price totals $769, consisting of $200 in cash, 73,770 shares of our Class A common stock valued at $391, (based on the trading price of $5.89 on the closing date, less a ten percent discount for trading restrictions placed on the stock), and the assumption of a note payable for certain digital projection equipment of $178.

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

We have audited the accompanying consolidated balance sheets of Digital Cinema Destinations Corp. (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended June 30, 2013. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey
September 18, 2013

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,607	$2,037
Accounts receivable	697	238
Inventories	191	78
Deferred financing costs, current portion	357	-
Prepaid expenses and other current assets	1,444	381
Total current assets	6,296	2,734
Property and equipment, net	29,171	15,432
Goodwill	3,156	980
Intangible assets, net	6,186	4,114
Security deposits	205	3
Deferred financing costs, long term portion, net	1,225	-
Other assets	9	14
TOTAL ASSETS	$46,248	$23,277
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,478	$851
Accrued expenses and other current liabilities	3,964	1,088
Payable to vendor for digital systems	-	3,334
Notes payable, current portion	1,373	1,000
Capital lease, current portion	121	-
Earn out from theater acquisitions	296	79
Deferred revenue	305	31
Total current liabilities	8,537	6,383
NONCURRENT LIABILITIES
Notes payable, long term portion	8,615	-
Capital lease, net of current portion	239	-
Unfavorable leasehold liability, long term portion	159	190
Deferred rent expense	407	83
Deferred tax liability	199	39
TOTAL LIABILITIES	18,156	6,695
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of June 30, 2013 and 2012, 6 and 0 shares of Series B Preferred Stock issued and outstanding as of June 30, 2013 and 2012, respectively	-	-
Class A Common stock, $.01 par value: 20,000,000 shares authorized; and 5,511,938 and 4,519,452 shares issued and outstanding as of June 30, 2013 and 2012, respectively	55	45
Class B Common stock, $.01 par value, 900,000 shares authorized; 865,000 and 900,000 shares issued and outstanding as of June 30, 2013 and 2012, respectively	9	9
Additional paid-in capital	25,816	19,285
Accumulated deficit	(7,049)	(2,757)
TOTAL STOCKHOLDERS' EQUITY OF DIGITAL CINEMA DESTINATIONS CORP.	18,831	16,582
Noncontrolling interest	9,261	-
Total equity	28,092	16,582
TOTAL LIABILITIES AND EQUITY	$46,248	$23,277

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended
	June 30,
	2013	2012
REVENUES
Admissions	$21,305	$4,738
Concessions	8,889	1,646
Other	990	287
Total revenues	31,184	6,671
COSTS AND EXPENSES
Cost of operations:
Film rent expense	10,694	2,387
Cost of concessions	1,491	294
Salaries and wages	3,791	849
Facility lease expense	4,435	821
Utilities and other	5,797	1,152
General and administrative	5,054	1,945
Change in fair value of earnout	(333)	(20)
Depreciation and amortization	4,049	1,147
Total costs and expenses	34,978	8,575

OPERATING LOSS	(3,794)	(1,904)

OTHER EXPENSE
Interest expense	(999)	(12)
Non-cash interest expense	(228)	-
Other expense	(60)	(9)
LOSS BEFORE INCOME TAXES	(5,081)	(1,925)

Income tax expense	175	42
NET LOSS	$(5,256)	$(1,967)

Net loss attributable to non-controlling interest	964	-
Net loss attributable to Digital Cinema Destinations Corp.	$(4,292)	$(1,967)

Preferred stock dividends	(16)	(257)
Net loss attributable to common stockholders	$(4,308)	$(2,224)

Net loss per Class A and Class B common share- basic and diluted attributable to common stockholders	$(0.74)	$(1.00)

Weighted average common shares outstanding:	5,828,283	2,218,045

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share and per share data)

	Digital Cinema Destinations Corp. Stockholders' Equity

	Series A		Series B		Class A		Class B			Accumulated
										Deficit of
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Additional	Digital Cinema	Non
									Paid-In	Destinations	controlling
	Shares Amount		Shares Amount		Shares Amount		Shares Amount		Capital	Corp.	interest	Total Equity
Balances at June 30, 2011	1,772,500	$18	-	$-	569,166	$6	900,000	$9	$3,747	$(790)	$-	$2,990
Issuance of Series A preferred stock	200,000	$2	-	$-	-	-	-	-	$398	-	-	400
Issuance of Class A common stock related to initial public offering	-	-	-	-	2,200,000	22	-	-	13,398	-	-	13,420
Issuance of Class A common stock for overallotment	-	-	-	-	323,900	3	-	-	1,973	-	-	1,976
Conversion of Series A preferred stock to Class A comon stock	(1,972,500)	(20)	-	-	1,052,441	11	-	-	274	-	-	265
Issuance of Class A common stock to Cinema Supply, Inc related to
acquisition, net of discount	-	-	-	-	335,000	3	-	-	1,837	-	-	1,840
Issuance of Class A common stock to board members	-	-	-	-	19,000	-	-	-	119	-	-	119
Issuance of Class A common stock to vendor	-	-	-	-	3,279	-	-	-	20	-	-	20
Vesting of restricted stock awards	-	-	-	-	16,666	-	-	-	-	-	-	-
Issuance of warrants in connection with initial public offering	-	-	-	-	-	-	-	-	83	-	-	83
Preferred dividends	-	-	-	-	-	-	-	-	(257)	-	-	(257)
Stock issuance costs	-	-	-	-	-	-	-	-	(2,372)	-	-	(2,372)
Stock-based compensation	-	-	-	-	-	-	-	-	65	-	-	65
Net loss	-	-	-	-	-	-	-	-	-	(1,967)	-	(1,967)
Balances at June 30, 2012	-	$-	-	$-	4,519,452	$45	900,000	$9	$19,285	$(2,757)	$-	$16,582
Issuance of Class A common stock in connection with the Ultrastar
Acquisition	-	-	-	-	887,623	9	-	-	4,705	-	-	4,714
Issuance of Class A common stock to board members, employees and non-
employees	-	-	-	-	69,863	1	-	-	321	-	-	322
Issuance of Series B preferred stock	-	-	6	-	-	-	-	-	450	-	-	450
Issuance of Start Media warrants	-	-	-	-	-	-	-	-	954	-	-	954
Conversion of B to A shares of common stock	-	-	-	-	35,000	-	(35,000)	-	-	-	-	-
Preferred dividends	-	-	-	-	-	-	-	-	(16)	-	-	(16)
Stock issuance costs	-	-	-	-	-	-	-	-	(110)	-	-	(110)
Stock-based compensation	-	-	-	-	-	-	-	-	227	-	-	227
Capital contribution from Start Media, LLC to joint venture											10,225	10,225
Net loss	-	-	-	-	-	-	-	-	-	(4,292)	(964)	(5,256)
Balances at June 30, 2013	-	$-	6	$-	5,511,938	$55	865,000	$9	$25,816	$(7,049)	$9,261	$28,092

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(5,256)	$(1,967)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,049	1,147
Deferred tax expense	160	27
Change in fair value of earnout liability	(333)	(20)
Stock-based compensation	549	204
Amortization of deferred financing costs included in interest expense	196	-
Amortization of unfavorable lease liability	(31)	(9)
Paid-in-kind interest added to notes payable	228	-
Changes in operating assets and liabilities:
Accounts receivable	(543)	(203)
Inventories	(45)	6
Prepaid expenses and other current assets	(819)	(316)
Other assets and security deposits	(197)	(14)
Accounts payable and accrued expenses	4,497	1,318
Payable to vendor for digital systems	(3,334)	2,268
Deferred revenue	274	31
Deferred rent expense	324	63
Net cash (used in) provided by operating activities	(281)	2,535
Investing activities:
Purchases of property and equipment	(2,368)	(3,906)
Capital contribution from Start Media, LLC to joint venture	10,000	-
Theater acquisitions	(14,122)	(11,099)
Cash acquired in acquisitions	40	34
Net cash used in investing activities	(6,450)	(14,971)
Financing activities:
Repayment of notes payable	(1,156)	-
Proceeds from notes payable	10,000	-
Payment under capital lease obligations	(49)	-
Payment of financing costs	(824)	-
Proceeds from issuance of Class A common stock	-	15,396
Proceeds from issuance of preferred stock	450	400
Dividends paid on preferred stock	(11)	(102)
Costs associated with issuance of stock	(110)	(2,289)
Net cash provided by financing activities	8,300	13,405
Net change in cash and cash equivalents	1,569	969
Cash and cash equivalents, beginning of year	2,037	1,068
Cash and cash equivalents, end of year	$3,606	$2,037

The accompanying notes are an integral part of the consolidated financial statements.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1. THE COMPANY AND BASIS OF PRESENTATION

Digital Cinema Destinations Corp. (“Digiplex”) and together with its subsidiaries (the “Company”) was incorporated in the State of Delaware on July 29, 2010. Digiplex is the parent of wholly owned subsidiaries, DC Westfield Cinema LLC, DC Cranford Cinema LLC, DC Bloomfield Cinema LLC, DC Cinema Centers LLC, and DC Lisbon Cinema LLC, and intends to acquire additional businesses operating in the theater exhibition industry sector.

On April 20, 2012, the Company acquired certain assets of five movie theaters located in Pennsylvania (“Cinema Centers”). On September 29, 2012, the Company acquired certain assets of a movie theater located in Lisbon, Connecticut (the “Lisbon”). Accordingly, the operating results of these businesses are included in the Company’s consolidated results of operations from the respective acquisition dates.

In September 2012, the Company and Nehst Media Enterprises (“Nehst”) formed a joint venture called Diginext. Under the joint venture agreement, Digiplex and Nehst each have a 50% ownership interest. Nehst will supply Diginext with periodic movie content and the Company has the option to display such content at its locations on an exclusive basis, or may choose to allow non-Digiplex venues to also display the content. The Company pays film rent to Diginext as it would any other movie distributor, and any profits of Diginext, from theatrical revenues as well as net revenues from other ancillary sources will be shared equally by the owners. The Company and Nehst have each made capital contributions of $5 and the Company is using the equity method to account for its share of net income or loss from the joint venture. For the year ended June 30, 2013, the net income from the joint venture was not material.
On December 10, 2012, Digiplex, together with Start Media, LLC (“Start Media”), entered into a joint venture, Start Media/Digiplex, LLC (“JV”), a Delaware limited liability company, to acquire, refit and operate movie theaters. On December 11, 2012, wholly owned subsidiaries of JV executed Asset Purchase Agreements, which were amended on December 13, 2012, to acquire seven movie theaters (six of which are located in southern California and one of which is near Phoenix, Arizona) (collectively, the “Ultrastar Acquisitions”) with an aggregate of 74 fully digital screens from sellers affiliated with one another (collectively the “Ultrastar Sellers”). The operating results of the Ultrastar Acquisitions are included in the Company’s consolidated results of operations from the acquisition dates of each of the Ultrastar theaters.

On January 1 and February 1, 2013, JV entered into operating leases directly with landlords, for a three screen theater in Sparta, NJ and a 16 screen theater in Solon, Ohio, respectively. No purchase price was paid. Both theaters were equipped with digital projection systems before rent commenced. As discussed in Note 4, the operating results of these two theaters are included in the consolidated operating results of operations for the year ended June 30, 2013 from the lease commencement dates. Both theaters, as well as the seven former Ultrastar theaters, are operated by Digiplex under management agreements.

The Company has determined that JV is a variable interest entity (“VIE”), and that the Company is the primary beneficiary of JV’s operations. Therefore, the Company is presenting JV’s financial statements on a consolidated basis with a non-controlling interest.

As of June 30, 2013, the Company operates 18 theaters having 178 screens (the “Theaters”).

The Company has incurred net losses since inception. The Company also has contractual obligations related to its debt for the year ended June 30, 2013 and beyond. The Company may continue to generate net losses for the foreseeable future. Based on the Company’s cash position at June 30, 2013, and expected cash flows from operations, management believes that the Company has the ability to meet its obligations through June 30, 2014. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on the Company’s financial position, results of operations or liquidity.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Digiplex and its wholly-owned subsidiaries, and the JV, which is a VIE. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, those related to film rent expense settlements, depreciation and amortization, impairments, income taxes and assumptions used in connection with acquisition accounting. Actual results could differ from those estimates.

Revenue Recognition

Revenues are generated principally through admissions on feature film displays and concessions sales, with proceeds received in cash or credit card at the Company’s point of sale terminals at the Theaters. Revenue is recognized at the point of sale. Credit card sales are normally settled in cash within approximately three business days from the point of sale, and any credit card chargebacks have been insignificant. Other revenue consists of theater rentals for parties, camps, civic groups and other activities, advertising revenue under our advertising contract and our portion of game income, ATM fees and internet ticketing fees. Rental revenue is recognized at the time of the rental. Advertising revenue is recorded based on an expected per-patron amount and the number of patrons over the contract period as the advertising is being delivered on screen. Other revenue items are recognized as earned in the period. In addition to traditional feature films, the Company also displays concerts, sporting events, children’s programming and other non-traditional content on its screens (such content referred to herein as “alternative content”). Revenue from alternative content programming also consists of admissions and concession sales. The Company also sells theater admissions in advance of the applicable event, and sells gift cards for patrons’ future use. The Company defers the revenue from such sales until considered redeemed. The Company estimates the gift card breakage rate based on historical redemption patterns. Unredeemed gift cards are recognized as revenue only after such a period of time indicates, based on historical attendance, the likelihood of redemption is remote, and based on applicable laws and regulations, in evaluating the likelihood of redemption, the period outstanding, the level and frequency of activity, and the period of inactivity is evaluated.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2013 and 2012, the Company held substantially all of its cash in checking accounts with major financial institutions, and had cash on hand at the Theaters in the normal course of business.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reports accounts receivable net of any allowance for doubtful accounts to represent management’s estimate of the amount that ultimately will be realized in cash. The Company reviews collectability of accounts receivable based on the aging of the accounts and historical collection trends. When the Company ultimately concludes a receivable is uncollectible, the balance is written off. The Company has determined that an allowance for doubtful accounts is not necessary at June 30, 2013 and 2012.

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

The Company records depreciation and amortization using the straight-line method, over the following estimated useful lives:

Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease term or estimated asset life
Building and improvements	17 years (end of remaining initial lease term)
Digital systems and related equipment	10 years
Equipment and computer software	3 - 5 years

Impairment of Long-Lived Assets

Long-lived assets, including finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. The Company generally evaluates assets for impairment on an individual theater basis, which management believes is the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying value of the assets, the Company recognizes an impairment charge in the amount by which the carrying value of the assets exceeds their fair value.

The Company considers actual theater level cash flows, future years budgeted theater level cash flows, theater property and equipment carrying values, amortizing intangible asset carrying values, the age of a recently built theater, competitive theaters in the marketplace, the impact of recent ticket price changes, available lease renewal options and other factors considered relevant in its assessment of impairment of individual theater assets. The fair value of assets is determined using the present value of the estimated future cash flows or the expected selling price less selling costs for assets of which the Company expects to dispose. Significant judgment is involved in estimating cash flows and fair value.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Leases

All of the Company’s operations are conducted in premises occupied under non-cancelable lease agreements with initial and remaining base terms that range from 2 to 17 years. The Company, at its option, can renew the leases at defined rates for various periods. Certain leases for the Theaters provide for percentage rent based on the revenue results of the underlying theater and require the payment of taxes, insurance, and other costs applicable to the property. The majority of the Company’s leases contain escalating minimum rental provisions. There are no conditions imposed upon the Company by its lease agreements or by parties other than the lessor that legally obligate the Company to incur costs to retire assets as a result of a decision to vacate its leased properties. None of the leases require the Company to return the leased property to the lessor in its original condition (allowing for normal wear and tear) or to remove leasehold improvements. The Company accounts for leased properties under the provisions of ASC Topic 840, Leases and other authoritative accounting literature. The Company does not believe that exercise of the renewal options in its leases are reasonably assured at the inception date of the lease agreements because the leases: (i) provide for either (a) renewal rents based on market rates or (b) renewal rents that equal or exceed the initial rents, and (ii) do not impose economic penalties upon our determination of whether or not to exercise the renewal option. As a result, there are not sufficient economic incentives at the inception of the leases, or to consider that lease renewal options are reasonably assured of being exercised and therefore, the Company generally considers the initial base lease term under ASC Subtopic 840-10.

Goodwill

The carrying amount of goodwill at June 30, 2013 and 2012 was $3,156 and $980, respectively. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles — Goodwill and Other — Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theater operations. The Company determines fair value by using an enterprise valuation methodology weighing the income approach and market approach by applying multiples to cash flow estimates less any net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to future cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy.

The changes in carrying amounts of goodwill are as follows:

Total
Balance as of June 30, 2012	$980
Goodwill resulting from the Lisbon acquisition	789
Goodwill resulting from the Ultrastar Acquisitions	1,387
Balance as of June 30, 2013	$3,156

The Company’s annual goodwill impairment assessments indicated that the fair value of each of its reporting units exceeded their carrying value and therefore, goodwill was not deemed to be impaired for the years ended June 30, 2013 and 2012, respectively.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Intangible Assets

As of June 30, 2013 and 2012, finite-lived intangible assets totaled $8,293 and $4,591, before accumulated amortization of $2,107 and $477, respectively. Intangible assets to date are the result of acquisitions, are recorded initially at fair value, and are amortized on a straight-line basis over the estimated remaining useful lives of the assets. See Note 3. The Company did not record any impairment of finite-lived intangible assets for the years ended June 30, 2013 and 2012, respectively.

Concentration of Credit Risk

Financial instruments that could potentially subject the Company to concentration of credit risk, if held, would be included in accounts receivable. Collateral is not required on accounts receivables. It is anticipated that in the event of default, normal collection procedures would be followed.

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

The following tables summarize the levels of fair value measurements of the Company’s financial liabilities as of June 30, 2013 and 2012:

As of June 30, 2013:
	Level 1	Level 2	Level 3	Total
Earn-out from theater acquisitions	-	-	296	296
	$-	$-	$296	$296

As of June 30, 2012:
	Level 1	Level 2	Level 3	Total
Earn-out from theater acquisitions	-	-	79	79
	$-	$-	$79	$79

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Earn-out from acquisitions is a liability to the sellers of the Rialto, the Cranford and the Lisbon theaters and is based upon meeting certain financial performance targets. Estimates of the fair values of the earn-outs were estimated by a forecast of theater level cash flow, as defined by the asset purchase agreements. That measure is based on significant inputs that are not observable in the market, which are considered Level 3 inputs.

The following summarized changes in the earn-outs during the year ended June 30, 2013:

Total
Balance as of June 30, 2012	$79
Earnout- Lisbon acquisition	550
Change in fair value of earnout liability for Rialto/Cranford acquisitions	(79)
Change in fair value of earnout liability for Lisbon acquisition	(254)
Balance as of June 30, 2013	$296

Key assumptions underlying the initial Lisbon earn-out estimate include a discount rate of 12.5 percent and that Lisbon will achieve its forecasted financial performance target in the one year earn-out period ending September 30, 2013. As of June 30, 2013, the Company reduced the Lisbon earn-out from $550 to $296 based on actual and projected results compared to the threshold in the asset purchase agreement, and recognized a fair value change of $254. As of June 30, 2013, the Company determined that no further earn-out payment is due to the sellers of the Rialto and Cranford theaters following the end of the two year earn-out period ended June 30, 2013 based on actual results and accordingly, the Company recognized a fair value change of $79 as of June 30, 2013.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, and note payable approximate their fair values, due to their short term nature.

Income Taxes

Deferred tax assets and liabilities are recognized by the Company for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company records a valuation allowance if it is deemed more likely than not that its deferred tax assets will not be realized. The Company expects that certain deferred tax assets are not more likely than not to be recovered due to history of taxable losses and therefore has established a valuation allowance. The Company reassesses its need for the valuation allowance for its deferred tax assets on an ongoing basis.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Additionally, income tax rules and regulations are subject to interpretation, require judgment by the Company and may be challenged by the taxing authorities. In accordance with ASC Subtopic 740-10, the Company recognizes a tax benefit only for tax positions that are determined to be more likely than not sustainable based on the technical merits of the tax position. With respect to such tax positions for which recognition of a benefit is appropriate, the benefit is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions are evaluated on an ongoing basis as part of the Company's process for determining the provision for income taxes. Any interest and penalties determined to result from uncertain tax positions will be classified as interest expense and other expense.

Deferred Rent Expense

The Company recognizes rent expense on a straight-line basis, after considering the effect of rent escalation provisions resulting in a level monthly rent expense for each lease over its term.

Deferred Financing Costs

Deferred financing costs primarily consist of unamortized debt issuance costs for the note payable, unamortized financing costs related to the formation of JV, and the fair value of warrants issued to Start Media, which are amortized on a straight-line basis over the respective terms. The straight-line basis is not materially different from the effective interest method.

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

The film rent expense on the statement of operations of the Company for the years ended June 30, 2013 and 2012 was reduced by virtual print fees (“VPFs”) of $1,025 and $273 respectively, under a master license agreement exhibitor-buyer arrangement with a third party vendor. VPFs represent a reduction in film rent paid to film distributors. Pursuant to this master license agreement, the Company will purchase and own digital projection equipment and the third party vendor, through its agreements with film distributors, will collect and remit VPFs to the Company, net of a 10% administrative fee. VPFs are generated based on initial display of titles on the digital projection equipment.

Advertising Costs

The Company expenses advertising costs as incurred. The amount of advertising expense incurred by the Company for the years ended June 30, 2013 and 2012, was $186 and $44, respectively.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Stock-Based Compensation

The Company recognizes stock-based compensation expense to employees based on the fair value of the award at the grant date with expense recognized over the service period, or vesting period, using the straight-line recognition method of awards subject to graded vesting.

The Company uses the Black-Scholes valuation model to determine the fair value of warrants. The fair value of the restricted stock awards is determined by the stock fair market value on the award date. The Company recognizes an estimate for forfeitures of unvested awards. These estimates are adjusted as actual forfeitures differ from the estimate.

The Company also issues common stock to non-employees in exchange for services. The Company measures and records stock-based compensation at fair value at the earlier of the date the performance commitment is reached or when the performance is complete. The expense recognized is based on the closing stock price of the Company’s stock issued.

Segments

As of June 30, 2013, the Company managed its business under one reportable segment: theater exhibition operations. All Company operations are located in the United States.

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

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

3. ACQUISITIONS

On September 29, 2012, the Company acquired certain assets and assumed certain liabilities of the Lisbon theater, with 12 screens located in Lisbon, Connecticut, from a third party seller for a purchase price of $6,664, which consisted of a cash payment of $6,014, a capital lease liability of $100, and an earn-out liability calculated based upon forecasted financial results over a 12- month period following the closing, which the Company recorded at a fair value of $550. The expected range of the earn-out liability was $0 to $1,144. Accordingly, the total purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The goodwill of $789 represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. Goodwill is mainly attributable to the assembled work force and synergies expected to arise after acquisition of the business. The allocation of the purchase price is based on management’s judgment after evaluating several factors, using assumptions for the income and royalty rate approaches and the discounted earnings approach, and projections determined by Company management. The Company incurred approximately $74 in acquisition costs which is expensed and included in general and administrative expenses in the consolidated statement of operations for the year ended June 30, 2013.

The purchase price for the Lisbon theater was allocated as follows:

Lisbon
theater
ASSETS
Cash	$10
Prepaid expenses	4
Inventory	6
Property and equipment	5,710
Covenants not to compete	145
Goodwill	789
Total assets acquired	6,664

LIABILITIES AND OTHER
Capital lease liability assumed	100
Earnout liability	550
Total purchase price paid in cash	$6,014

On December 21, 2012, the Company completed the Ultrastar Acquisitions for an aggregate purchase price of approximately $13,131, consisting of $8,108 in cash, 887,623 shares of Digiplex’s Class A common stock and capital lease liabilities of $309. The fair value of the 887,623 shares issued was $4,714, based on the trading price of the Digiplex Class A common stock on the acquisition dates, less a 10% discount for restrictions on the sale of the stock. The stock issued is the subject of a 180 day lock-up agreement, with further restrictions beyond that point. The JV assumed the operating leases for the theater premises, subject to certain amendments of the leases and, in one case, executed a new lease with the landlord. The JV assumed certain capital leases and service contracts related to theater equipment. All other liabilities were retained by the sellers. The goodwill of $1,387 represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. Goodwill is mainly attributable to the assembled work force and synergies expected to arise after acquisition of the business. The allocation of the purchase price is based on management’s judgment after evaluating several factors, using assumptions for the income and royalty rate approaches and the discounted earnings approach, and projections determined by Company management. The Company incurred approximately $361 in acquisition costs which is expensed and included in general and administrative expenses in the consolidated statement of operations for the year ended June 30, 2013.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

As of June 30, 2013, the Company finalized the Ultrastar Acquisitions’ purchase price allocation.

The purchase price for the Ultrastar Acquisitions was allocated as follows:

Ultrastar
theaters
ASSETS
Cash	$30
Prepaid expenses	15
Inventory	62
Property and equipment	8,080
Favorable leasehold interest	2,287
Covenants not to compete	1,270
Goodwill	1,387
Total purchase price	13,131

LIABILITIES AND OTHER
Capital lease liabilities assumed	309
Issuance of Class A common stock	4,714
Total purchase price paid in cash	$8,108

The results of operations of the theaters acquired in the Ultrastar Acquisitions and Lisbon theater are included in the consolidated statement of operations from the respective dates of acquisition. The following are the unaudited pro forma results of operations of the Company for the years ended June 30, 2013 and 2012, respectively. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	(unaudited)
	Year ended June 30,
	2013	2012
Revenues	$42,117	$32,743
Net loss	(4,561)	$(2,936)

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

4. JOINT VENTURE

Digiplex’s initial contribution to JV in December 2012 was 615,204 shares of Class A common stock, $0.01 par value per share, and Start Media contributed $8,000 in cash. These capital contributions were used for the Ultrastar Acquisitions. Digiplex contributed an additional 272,419 shares to the JV that were then issued to the Ultrastar sellers related to the post-closing adjustments. In January 2013 and May 2013, Start Media contributed $1,306 and $694 in cash, to fund anticipated capital expenditures for the theaters. Digiplex’s and Start Media's interest in the JV was adjusted accordingly. On January 1 and February 1, 2013, JV entered into operating leases, directly with landlords, for a three screen theater in Sparta, NJ and a 16 screen theater in Solon, Ohio, respectively. JV is managed by a four person board of managers, two of whom Digiplex designates and two of whom are designated by Start Media. Majority vote is required for JV actions. At June 30, 2013, Digiplex and Start Media owned 33% and 67% of the equity of JV, respectively.

JV has a first right of refusal to acquire any theaters which the Company wishes to acquire, except for any theaters within a ten mile radius of existing Digiplex owned theaters. If JV does not exercise its right of first refusal, the Company has the right to make the acquisition independently. The right of first refusal does not apply to or restrict the Company’s ability to manage theaters owned by unaffiliated third-parties. Digiplex has entered into agreements with JV (the “Management Agreements") to manage the theaters it acquires and receives 5% of the total revenue of the JV theaters’ operations annually as management fees. Management fees earned by Digiplex for the year ended June 30, 2013 were $543. JV records these fees as general and administrative expenses, and Digiplex records an offset to general and administrative expenses. These fees are eliminated in consolidation.

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

Digiplex’s and Start Media’s respective percentage ownerships in JV will depend upon their respective aggregate capital contributions, in each case denominated in units of membership interests. Start Media has committed to contribute up to $20,000 to JV, inclusive of the $10,000 capital contributions it had funded through June 30, 2013, for theater acquisitions and budgeted expenses. Start Media will receive additional membership units in consideration for capital contributions in excess of its initial contribution as additional capital is required, based on the fair market value of JV determined under a formula set forth in the JV Operating Agreement (the “Formula”). Digiplex has a right, but not the obligation, to contribute additional capital to JV, which under certain circumstances may be made by the issuance and delivery of shares of Digiplex’s Class A common stock to sellers of theaters acquired by JV, and thereby acquire additional membership units based on the Formula, provided that our percentage interest does not exceed 50% as the result of our acquisition of additional units.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Distributions of JV cash flow from operations will be made to the members at such time as determined by the JV board of managers. Start Media is entitled to a 6% preferred return on its capital contributions made to date, after which Digiplex receives a 6% preferred return on its capital contributions. Thereafter, distributions of cash flow from operations will be made pro rata in accordance with the respective membership units of the members. In the case of liquidating distributions, Start Media will receive a 6% preferred return on and the return of its capital contributions prior to the Company’s receipt of a 6% preferred return on and the return of the Company’s capital contributions, with further distributions pro rata to the respective membership units of the members.

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

In January 2013, JV entered into an agreement to pay a third party $450 as an advisory fee for services rendered in connection with the formation of the JV and related agreements. Digiplex and Start Media have each agreed to fund $225 to the JV as a capital contribution and the JV will in turn pay the advisory fee in twelve monthly installments commencing January 2013. As of June 30, 2013, the remaining $225 due to the third party is reflected in accrued expenses and as a receivable from Start Media, and $450 is reflected in deferred financing costs and as investments in the JV by Digiplex and Start Media.

5.	CONSOLIDATED BALANCE SHEET COMPONENTS

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following:

	June 30,
	2013	2012
Cash in banks	$3,493	$1,968
Cash on hand at theaters	114	63
Money market funds	-	6
Total	$3,607	$2,037

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,
	2013	2012
VPFs	$470	$155
Advertising	180	60
Other	47	23
Total	$697	$238

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30,
	2013	2012
Insurance	$215	$231
Projector and other equipment maintenance	246	34
Real estate taxes	82	27
Financing and acquisition-related deposits	-	10
Note receivable (1)	89	-
Due from former theater owners	299	42
Due from Start Media	290	-
Other theater operating	84	-
Other expenses	139	37
Total	$1,444	$381

(1)	This note receivable from a former theater owner, has no stated interest rate, and is due October 1, 2013.

PROPERTY AND EQUIPMENT

Property and equipment, net was comprised of the following:

	June 30,
	2013	2012
Furniture and fixtures	$4,931	$1,577
Leasehold improvements	12,820	8,275
Building and improvements	4,627	-
Digital systems and related equipment	6,071	5,235
Equipment and computer software	3,976	1,180
	32,425	16,267
Less: accumulated depreciation and amortization	(3,254)	(835)
Total property and equipment, net	$29,171	$15,432

IGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

INTANGIBLE ASSETS

Intangible assets, net consisted of the following for the Company as of June 30, 2013 and 2012:

June 30, 2013
	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$3,016	$1,302	$1,714	3-5
Covenants not to compete	1,906	493	1,413	3
Favorable leasehold interest	3,371	312	3,059	Remaining lease term
	$8,293	$2,107	$6,186

June 30, 2012
	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$3,016	$369	$2,647	3-5
Covenants not to compete	491	77	414	3
Favorable leasehold interest	1,084	31	1,053	Remaining lease term
	$4,591	$477	$4,114

The weighted average remaining useful life of the Company’s trade names, covenants not to compete, and favorable leasehold interests is 3.57 years, 2.22 years and 11.46 years, respectively, as of June 30, 2013.

Amortization expense on intangible assets for the next five years is estimated as follows:

June 30,	Total
2014	$1,966
2015	1,704
2016	596
2017	304
2018	273

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

ACCRUED EXPENSES AND OTHER CURRRENT LIABILITIES:

Accrued expenses and other current liabilities consisted of the following:

	June 30,
	2013	2012
Professional fees	$374	$105
Film rent expense	2,430	224
Theater equipment and improvements (other than digital projection equipment)	129	224
Unfavorable leasehold liability, net of accumulated amortization of $ 40 and $9 and June 30, 3013 and 2012, respectively (1)	35	35
Accrued payroll	275	129
Accrued interest	83	-
Sales and use tax	184	52
Other accrued expenses	454	319
Total	$3,964	$1,088

(1)
The amount amortized through a reduction in rent expense was $31 and $9 for the years ended June 30, 2013 and 2012, respectively, using the straight line method over the remaining lease terms from the Cinema Centers acquisition date.

6.	LEASES

The Company accounts for all of its facility leases as operating leases. Minimum lease payments under all non-cancelable operating leases with terms in excess of one year as of June 30, 2013, are summarized for the following fiscal years:

June 30,	Total
2014	$5,878
2015	6,022
2016	5,906
2017	5,269
2018	4,759
Thereafter	26,190
Total	$54,024
Rent expense under non-cancelable operating leases was $4,510 and $885 for the years ended June 30, 2013 and 2012, respectively. Certain of the Company’s Theater leases require the payment of percentage rent if certain revenue targets are exceeded. For the years ended June 30, 2013 and 2012, the Company recorded $149 and $25, respectively, of percentage rent expense in the consolidated statements of operations.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

CAPITAL LEASES

The Company leases certain theater equipment under capital leases that expire to 2018, with imputed interest rates of 8.0% per annum. Repayment of the capital lease obligation is based on a percentage of revenue generated from the usage of the underlying theater equipment. The assets are being amortized over the shorter of their lease terms or their estimated useful lives. The applicable amortization is included in depreciation and amortization expense in the accompanying consolidated statement of operations. Amortization of assets under capital leases during the years ended June 30, 2013 and 2012 was $54 and $0, respectively.

The following is a summary of property held under capital leases included in property and equipment:

	June 30,
	2013	2012
Equipment	$409	$-
Less: accumulated amortization	(54)	-
Net	$355	$-

Future maturities of capital lease payments for each of the next five years and in the aggregate are:

Total
2014	$121
2015	109
2016	97
2017	81
2018	10
Total minimum payments	418
Less: amount representing interest	(58)
Present value of minimum payments	360
Less: current portion	(121)
$239

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

7.	NOTES PAYABLE

In connection with the acquisition of the Cinema Centers theaters on April 20, 2012, the Company issued to the seller a note payable for $1,000, due on September 17, 2012 and bearing interest at 6.0% per annum. The note payable was repaid on September 17, 2012, less $168 in offsets related to repairs and replacements of equipment and leasehold improvements the Company made subsequent to the closing of the acquisition. In November 2012, the Company and the seller agreed to share these costs equally, and the Company paid the seller $84 to settle the matter in full satisfaction of the note payable.

On September 28, 2012, the Company entered into a loan agreement with Northlight Trust I for $10,000 due September 28, 2017, at an interest rate equal to 30 day LIBOR plus 10.50% per annum, with a 2.5% floor (the “Northlight loan”). The Company expects the 2.5% floor to be applicable due to the current LIBOR rates. During the first 18 months from the closing date, all interest in excess of 10.00% per annum that would otherwise be paid in cash during the 18-month period may, at the Company’s option, be paid in kind (“PIK interest”), and thereafter all interest due is payable in cash. PIK interest, if any, will be added to the principal balance of the loan. The Company primarily used the net proceeds from the Northlight loan to acquire certain assets and assume certain liabilities of Lisbon, pay the obligation to a vendor for digital systems, pay fees and expenses associated with the Northlight loan and the Lisbon acquisition, and to provide working capital. Interest and principal payments under the terms of the Northlight loan commenced on October 31, 2012. The Northlight loan is collateralized by, among other things, the Company’s membership interest in each of the Company’s operating subsidiaries and all of the operating subsidiaries’ assets, including the theater leases, and requires meeting certain financial covenant ratios. As of June 30, 2013, the Company was in compliance with all financial covenants. Total deferred financing costs recorded as of June 30, 2013 was $374. For the years ended June 30, 2013 and 2012, $56 and $0 of amortization expense was included in interest expense on the statement of operations.

The principal payments due as of June 30, 2013 over the remainder of the term of the Northlight loan are summarized as follows, in fiscal years:

Total
2014	$1,373
2015	1,670
2016	1,670
2017	1,670
2018 (includes PIK interest accrued to date of $228)	3,605
Total	9,988
Less: current portion	(1,373)
$8,615

The Northlight loan is mandatorily pre payable from 25% of the Company’s Excess Cash Flow (earnings before interest, taxes, depreciation, as adjusted, as further defined in the Northlight loan agreement) beginning on September 30, 2013 and annually thereafter.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

8.	INCOME TAX

The components of the provision for income taxes for the Company are as follows:

	June 30,
Federal:	2013	2012
Deferred tax expense	$139	$23
Total Federal	139	23
State:
Current tax expense	15	15
Deferred tax expense	21	4
Total State	36	19
Total income tax provision	$175	$42

The differences between the United States statutory federal tax rate and the Company’s effective tax rate for the years ended June 30, 2013 and 2012 are as follows:

	June 30,
	2013	2012
Provision at the U.S. statutory federal tax rate	34.0%	34.0%
State income taxes, net of federal benefit	5.4%	5.7%
Change in valuation allowance	-41.7%	-41.8%
Non-deductible expenses	-1.9%	0.0%
Other	-0.1%	-0.1%
Total income tax provision	-4.3%	-2.2%

Significant components of the Company’s net deferred tax liability consisted of the following:

	June 30,
	2013	2012
Deferred tax assets:
Net operating loss carry forward	$1,860	$815
Stock-based compensation	367	148
Investment in JV	171	-
Accrued liabilities	103	33
Excess of tax over book basis of intangible assets	572	189
Other	24	2
Total deferred tax assets	3,097	1,187
Valuation allowance	(2,842)	(1,125)
Total deferred tax assets, net of valuation allowance	255	62

Deferred tax liabilities:
Excess of book over tax basis of property and equipment	(255)	(62)
Excess of book over tax basis of goodwill	(199)	(39)
Total deferred tax liabilities	(454)	(101)
Net deferred tax liability	$(199)	$(39)

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

At June 30, 2013, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $4,656 with expiration commencing in 2018 for state and 2031 for federal. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating losses that may be utilized in future years.

In assessing the realizable value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets at June 30, 2013 and 2012, totaling approximately $2,842 and $1,125 respectively, as management believes it is more likely than not that certain deferred tax assets will not be realized in future tax periods. Future reductions in the valuation allowance associated with a change in management's determination of the Company's ability to realize these deferred tax assets will result in a decrease in the provision for income taxes. Management will continue to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based on actual and forecasted operating results.

The Company’s tax provisions for the years ended June 30, 2013 and 2012, had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each year. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded for the years ended June 30, 2013 and 2012 included the accrual of non-cash tax expense of approximately $160 and $27, respectively, of additional valuation allowance in connection with the tax amortization of indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”).

The Company utilizes accounting principles under ASC Subtopic 740-10 to assess the accounting and disclosure for uncertainty in income taxes. As of and for the years ended June 30, 2013 and 2012, the Company did not record any unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction, New Jersey, Connecticut, and Pennsylvania. For federal and state income tax purposes, the Company’s years ended June 30, 2013, 2012 and 2011 remain open for examination by the tax authorities.

Goodwill expected to be deductible for income tax purposes for the years ended June 30, 2013 and 2012, was $75 and $59, respectively.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

9.	COMMITMENTS AND CONTINGENCIES

The Company believes that it is in substantial compliance with all relevant laws and regulations, and is not aware of any current, pending or threatened litigation that could materially impact the Company.

The Company has entered into employment contracts, to which we refer to as the “employment contracts”, with four of its current executive officers. Under the employment contracts, each executive officer is entitled to severance payments in connection with the termination of the executive officer’s employment by the Company “without cause”, by the executive officer for “good reason”, or as a result of a “change in control” of the Company (as such terms are defined in the employment contracts). Pursuant to the employment contracts, the maximum amount of payments and benefits in the aggregate, if such executives were terminated (in the event of a change of control) would be approximately $1,505.

A. Dale Mayo, the Company’s Chief Executive Officer (“CEO”), is entitled to additional compensation based on the amount of revenues the Company generates, as specified in his employment contract. For the fiscal year ended June 30, 2013, the Company recorded $382 of compensation expense under the agreement, consisting of $260 in cash and $122 in non-cash compensation in the form of 21,367 shares of Class A common stock at $5.71 per share, based on the closing price as of June 28, 2013, the last trading day of the fiscal year. For the fiscal year ended June 30, 2012, the Company recorded $53 of compensation expense in the form of cash under this arrangement.

All of the Company’s operations as of June 30, 2013, are located in Pennsylvania, New Jersey, Connecticut, California, Arizona and Ohio, with the customer base being public attendance. The Company’s main suppliers are the major movie studios, primarily located in the greater Los Angeles area. Any events impacting the regions the Company operates in, or impacting the movie studios, who supply movies to the Company, could significantly impact the Company’s financial condition and results of operations.

LITIGATION

We are subject to certain legal proceedings in ordinary course of business. We do not expect any such items to have a significant impact on our financial position and results of operations and liquidity.

10.	STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Capital Stock

As of June 30, 2013, the Company’s authorized capital stock consisted of:

• 20 million shares of Class A common stock, par value $0.01 per share;

• 900,000 shares of Class B common stock, par value $0.01 per share;

• 10 million shares preferred stock, par value $0.01 per share;

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Of the authorized shares of Class A common stock, 5,511,938 shares were issued and outstanding as of June 30, 2013. Of the authorized shares of Class B common stock, 865,000 shares were issued and outstanding as of June 30, 2013, all of which are held by the Company’s CEO. In February 2013, 35,000 shares of Class B common stock previously outstanding automatically converted into 35,000 shares of Class A common stock on transfer by the holder (as bona fide gifts) and cannot be reissued. Of the authorized shares of preferred stock, 6 and 0 shares of Series B Preferred Stock were issued and outstanding as of June 30, 2013 and June 30, 2012, respectively. The material terms and provisions of the Company’s capital stock are described below.

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

In September 2012, the Company created a new class of preferred stock (the "Series B preferred stock") and on September 20, 2012 sold six shares of Series B preferred stock to two investors for total proceeds of $450, or $75,000 per share. Dividends are payable quarterly in cash at the rate of 4.5% per annum. The Series B Preferred Stock may be converted into the Company’s Class A common stock at the option of the holder at any time after nine months from the date of issue without the payment of additional consideration by dividing the original purchase price per share of Preferred Stock, as adjusted (the “Issue Price”), by the conversion price of $7.50 per share, as adjusted. Commencing nine months from the date of issue, the Series B Preferred Stock is mandatorily convertible in the event that the daily volume weighted average price of the Company’s Class A Common Stock for a consecutive 30 day trading period is not less than $10.00 per share. The Company has the sole option to redeem the Series B preferred stock any time after one year from the date of issue at a price equal to 150% of the $75,000 Issue Price ($112,500 per share), subject to adjustments, plus all accrued and unpaid dividends.

Dividends

No dividends were declared on the Company’s common stock during the year and management does not anticipate doing so. As described above, the Company paid dividends on the Series A preferred stock prior to its conversion into Class A common stock, and will pay dividends on its Series B preferred stock.

Stock-Based Compensation and Expenses

During the year ended June 30, 2013, the Company issued restricted stock awards totaling 91,700 shares of its Class A common stock to employees and a non-employee that vest over a period of one to three years on an annual basis.

The total stock-based compensation was $549 and $204 for the years ended June 30, 2013 and 2012, respectively, and is included in general and administrative expense in the consolidated statement of operations.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The following summarizes the activity of the unvested share awards for the year ended June 30, 2013:

Unvested balance at June 30, 2012	16,668
Issuance of awards	91,700
Forfeiture of awards	(1,672)
Vesting of awards	(14,996)
Unvested balance at June 30, 2013	91,700

The weighted average remaining vesting period as of June 30, 2013 and 2012 is 1.02 and 1.0 years, respectively. As of June 30, 2013, there was $415 of remaining expense associated with unvested share awards.

10.	WARRANTS

In connection with the Company’s IPO in April 2012, as part of the underwriters’ compensation for the IPO, the underwriters received warrants to purchase a total of 44,000 shares of Class A Common Stock at a price equal to 110% of the initial public offering price, or $6.71 per share. The warrants are exercisable beginning six months after issuance and for five years thereafter. The warrants carry piggyback registration rights, should the Company register other shares with the Securities and Exchange Commission. The Company concluded that the warrants had a value of $83 at issuance based on a black-scholes calculation and recorded the value as common stock issuance costs and to additional paid in capital in the consolidated balance sheet as of June 30, 2012. The following key assumptions were used in determining the value of the warrants: expected life, 5.0 years; volatility 42%, risk free rate 0.86%. As of June 30, 2013, the warrants have not been exercised.

Start Media Warrants

On December 10, 2012, Digiplex issued warrants to Start Media, which entitles the holder to purchase up to 500,000 shares of Digiplex’s Class A common stock (the “Start Media Warrants”). The Start Media Warrants were issued in connection with the creation of JV, are immediately exercisable from the issuance date, at a price of $6.10 per share and have an exercise period of 5 years. The Start Media Warrants have fixed settlement terms, do not require Digiplex to mandatorily redeem the warrants at any time, and the warrants have no cashless exercise provisions. The fair value of the Start Media Warrants was determined to be $954 based on a Black-Scholes calculation using the following key assumptions: expected life, 5.0 years, volatility 40.8%, risk free rate 0.78%. The Company recorded this as deferred financing costs and an increase to additional paid-in-capital for the fair value of $954, to be amortized over the five year life of the warrant. Amortization expense included in interest expense for the fiscal year ended June 30, 2013 was $95. Upon any exercise of the Start Media Warrants, the Company will record the par value of the common stock issued and additional paid in capital. As of June 30, 2013, the warrants have not been exercised.

11.	RELATED PARTY TRANSACTIONS

The total rent expense under operating leases with a landlord that owns the Rialto and Cranford premises and owns shares of the Company’s Class A common stock was $420 and $408 for the years ended June 30, 2013 and 2012, respectively.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

12.	EMPLOYEE BENEFIT PLANS

The Company sponsors an employee benefit plan, the Digiplex 401(k) Profit Sharing Plan (the “Plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of all full-time employees. The Plan provides that participants may contribute up to 100% of their compensation, subject to Internal Revenue Service limitations. The Plan allows employer discretionary matching contributions, pursuant to a formula. The Company contributed $25 and $1 during the years ended June 30, 2013 and 2012, respectively. The Company also provides medical and dental benefit plans for its full time corporate employees with employer and employee cost sharing of premiums.

13.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, common stock equivalents outstanding during the year.

The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A and Class B common stock are identical, except with respect to voting. Each share of Class B common stock is convertible into one share of Class A common stock at any time, at the option of the holder of the Class B common stock.

The following table sets forth the computation of basic net loss per share of Class A and Class B common stock of the Company:

	Year ended June 30,
	2013	2012
Numerator for basic and diluted loss per share
Net loss attributable to Digital Cinema Destinations Corp.	$(4,292)	$(1,967)
Preferred dividends	(16)	(257)
Net loss attributable to common stockholders	$(4,308)	$(2,224)
Denominator
Weighted average shares of common stock outstanding (1)	5,828,283	2,218,045
Basic and diluted net loss per share of common stock	$(0.74)	$(1.00)

(1)
The Company has incurred net losses and, therefore, the impact of dilutive potential common stock equivalents totaling 695,700 and 60,667 for the years ended June 30, 2013 and 2012, respectively and are anti-dilutive and are not included in the weighted shares. The weighted average number of shares includes the effect of the one-for-two reverse stock split.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

14.	SUPPLEMENTAL CASH FLOW DISCLOSURE

	Year Ended
	June 30,
	2013	2012
Accrued dividends on Series A preferred stock	$-	$257
Issuance of Series A common stock to seller of Cinema Centers theaters as
part of the acquisition	-	1,840
Warrants issued to IPO underwriters	-	83
Note payable to Cinema Centers	-	1,000
Dividends payable on conversion of Series A preferred stock to Class A
common stock	-	265
Accrued dividends on Series B preferred stock	5	-
Fair value of earnout recorded at acquisition	550	-
Cash paid for interest	719	-
Taxes paid	60	3
Amount offset on note repayment	168	-
Issuance of Start Media warrants	954	-
Issuance of Class A common stock to seller of Ultrastar theatres as part of
the acquisition	4,714	-
Start Media's investment in JV not yet funded	225	-
15.	SUBSEQUENT EVENTS

On July 19, 2013, JV acquired a six screen movie theater in Torrington, Connecticut. The purchase price totals $769, consisting of $200 in cash, 73,770 shares of the Company’s Class A common stock valued at $391, (based on the trading price of $5.89 on the closing date, less a ten percent discount for trading restrictions placed on the stock), and the assumption of a note payable for certain digital projection equipment of $178.

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

Management's Report on Internal Control Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financing reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is identified in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by the Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting has inherent limitations which may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the level of compliance with related policies or procedures may deteriorate.

In making the assessment, management used the framework in “Internal Control -Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on that assessment, our principal executive officer and principal financial officer concluded that our internal controls over financial reporting were effective as of June 30, 2013.

This annual report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. The rules of the Securities and Exchange Commission do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will appear in our Proxy Statement for our 2013 Annual Meeting of Stockholders to be held on or about December 5, 2013 (our “Proxy Statement”), which will be filed pursuant to Regulation 14A under the Exchange Act and is incorporated by reference in this report pursuant to General Instruction G(3) of Form 10-K (other than the portions thereof not deemed to be “filed” for the purpose of Section 18 of the Exchange Act).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 18, 2013.

Signature	Title

/s/ A. Dale Mayo	Chief Executive Officer and Chairman
A. Dale Mayo

/s/ Brian Pflug	Chief Financial Officer, Principal Accounting Officer and Director
Brian Pflug

/s/ Neil T. Anderson	Director
Neil T. Anderson

/s/ Richard Casey	Director
Richard Casey

/s/ Martin O’Connor, II	Director
Martin O’Connor, II

/s/ Carolyn Ullerick	Director
Carolyn Ullerick

/s/ Charles Goldwater	Director
Charles Goldwater

EXHIBIT INDEX

Exhibit Number	Description of Document

1.1 (6)	Form of Underwriting Agreement
2.1 (1)	Asset Purchase Agreement dated of December 31, 2010, by and between Rialto Theater of Westfield, Inc., Cranford Theater, Inc., DC Westfield Cinema, LLC, and DC Cranford Cinema, LLC.
2.2 (1)	Asset Purchase Agreement dated of February 17, 2011, by and between DC Bloomfield Cinema, LLC and K&G Theaters, LLC.
2.3 (1)
Asset Purchase Agreement dated of April 20, 2011, by and between Cinema Supply, Inc., d/b/a Cinema Centers, Martin Troutman, Doris Troutman, DC Cinema Centers, LLC, McNees Wallace & Nurick LLC, as escrow agent, and, solely with respect to Sections 2.6(a), 2.8, 2.9 and 2.10, Gina DiSanto, Trudy Withers, and Van Troutman.

2.4 (1)
Amendment dated as of June 30, 2011 to the Asset Purchase Agreement dated as of May 3, 2011, by and between Cinema Supply, Inc., d/b/a Cinema Centers, Martin Troutman, Doris Troutman, DC Cinema Centers, LLC, McNees Wallace & Nurick, LLC, as escrow agent, and, solely with respect to Sections 2.6(a), 2.8, 2.9 and 2.10, Gina DiSanto, Trudy Withers, and Van Troutman.

2.5 (6)
Amendment dated as of March 31, 2012 to the Asset Purchase Agreement dated as of May 3, 2011, by and between Cinema Supply, Inc., d/b/a Cinema Centers, Martin Troutman, Doris Troutman, DC Cinema Centers, LLC, McNees Wallace & Nurick, LLC, as escrow agent, and, solely with respect to Sections 2.6(a), 2.8, 2.9 and 2.10, Gina DiSanto, Trudy Withers, and Van Troutman.

2.6 (8)	Asset Purchase Agreement dated as of February 13, 2012, by and between LisbonTheaters, Inc., Daniel C. O’Neil, Timothy M. O’Neil, and DC Lisbon Cinema, LLC.
2.7(8)	Asset Purchase Agreement dated as of July 9, 2012, by and between Lisbon Theaters, Inc., Daniel C. O’Neil, Timothy M. O’Neil, and DC Lisbon Cinema, LLC.
2.8 (11)	Asset Purchase Agreement, dated as of December 11, 2012, by and between San Diego Cinemas Inc., John Ellison, Russell Seheult, Alan Grossberg and DC Mission Valley Cinema, LLC.
2.9(11)	Purchase Agreement dated as of December 11, 2012, by and between Apple Valley Cinemas Inc., John Ellison, Russell Seheult, Alan Grossberg and DC Apple Valley Cinema, LLC.
2.10 (11)	Purchase Agreement dated as of December 11, 2012, by and between Mission Market Cinemas, Inc., John Ellison, Russell Seheult, Alan Grossberg and DC Mission Marketplace Cinema, LLC.
2.11 (11)	Purchase Agreement dated as of December 11, 2012, by and between UltraStar Poway Creekside Plaza Inc., John Ellison, Russell Seheult, Alan Grossberg and DC Poway Cinema, LLC.
2.12 (11)	Purchase Agreement dated as of December 11, 2012, by and between UltraStar Galaxy Inc., John Ellison, Russell Seheult, Alan Grossberg and DC River Village Cinema, LLC.
2.13 (11)	Purchase Agreement dated as of December 11, 2012, by and between Desert Cinemas, Inc., John Ellison, Russell Seheult, Alan Grossberg and DC Surprise Cinema, LLC .
2.14 (11)	Purchase Agreement dated as of December 11, 2012, by and between Temecula Cinema Group, Inc., John Ellison, Russell Seheult, Alan Grossberg and DC Temecula Cinema, LLC.
2.15 (11)
Letter agreement amending the UltraStar Purchase Agreements dated as of December 13, 2012, by and between Apple Valley Cinemas Inc., Mission Market Cinemas, Inc., UltraStar Poway Creekside Plaza Inc., UltraStar Galaxy Inc., Desert Cinemas, Inc., Temecula Cinema Group, Inc., John Ellison, Russell Seheult, Alan Grossberg and Digital Cinema Destinations Corp.

2.16 (13)
Letter agreement with respect to final purchase price adjustments related to the UltraStar Purchase Agreements dated as of February 26, 2013 by and between Apple Valley Cinemas Inc., Mission Market Cinemas, Inc., UltraStar Poway Creekside Plaza Inc., UltraStar Galaxy Inc., Desert Cinemas, Inc., Temecula Cinema Group, Inc., San Diego Cinemas, Inc., John Ellison, Russell Seheult, Alan Grossberg and Digital Cinema Destinations Corp.

3.1 (1)	Amended and Restated Certificate of Incorporation dated of December 8, 2010.
3.2 (1)	Certificate of Designation of Series A preferred Stock dated of December 29, 2010.
3.3 (1)	Bylaws
3.4 (4) 3.5 (9)	Form of Second Amended and Restated Certificate of Incorporation Certificate of Designation of Series B Preferred Stock.
4.1 (5)	Specimen of Class A Common Stock certificate
4.2 (6)	Form of Warrants
4.3 (12)	Form of Stock Purchase Warrant issued by Digital Cinema Destinations Corp. to Start Media, LLC dated December 10, 2012.
10.1 (1)	Employment Agreement dated as of September 1, 2010, by and between Digital Cinema Destinations, Corp. and A. Dale Mayo.
10.2 (1)	Employment Agreement dated as of June 2011, by and between Digital Cinema Destinations, Corp. and Brian Pflug.
10.3	Intentionally Omitted
10.4 (1)	Employment Agreement dated as of September 28, 2011, by and between Digital Cinema Destinations, Corp. and Jeff Butkovsky.
10.5 (1)	Exhibitor Management Services Agreement dated as of January 28, 2011, by and between Cinedigm Cinema, Corp. and Digital Cinema Destinations, Corp.
10.6 (1)	RealD™ System Leasing Agreement dated as of March 23, 2011, by and between RealD Inc., and Digital Cinema Destinations, Corp.
10.7 (1)	Agreement to Loan Equipment dated as of June 2011, by and between Barco, Inc. and Digital Cinema Destinations, Corp.
10.8 (1)	Equipment Warranty and Support Agreement dated as of March 29, 2011, by and between Barco, Inc. and Digital Cinema Destinations Corp.
10.9 (1)	Special Events Network Affiliate Agreement dated as of March 14, 2011, by and between National CineMedia, LLC and Digital Cinema Destinations Corp.
10.10 (1)	Network Affiliate Agreement dated as of March 14, 2011, by and between National CineMedia, LLC and Digital Cinema Destinations Corp.
10.11 (1)	Lease Agreement dated as of December 31, 2010, by and between Cranford Theater Holding Co, LLC and DC Cranford Cinema, LLC.
10.12 (1)	Lease Agreement dated as of December 31, 2010, by and between Rialto Holding Co, LLC and DC Westfield Cinema, LLC.
10.13 (1)	Lease Agreement dated as of February 6, 2008, by and between Wintonbury Mall Associates, LLC and K&G Theaters, LLC.
10.14 (1)
First Amendment dated as of February 17, 2011, by and between Wintonbury Mall Associates, LLC, K&G Theaters, LLC and DC Bloomfield Cinema, LLC to the Lease Agreement dated of February 6, 2008, by and between Wintonbury Mall Associates, LLC and K&G Theaters, LLC.

10.15 (6)	2012 Stock Option and Incentive Plan.
10.16 (10)
Loan Agreement dated as of September 28, 2012, by and between Digital Cinema Destinations Corp., DC Westfield Cinema, LLC, DC Cranford Cinema, LLC, DC Bloomfield Cinema, LLC, DC Cinema Centers, LLC, and DC Lisbon Cinema, LLC and Northlight Trust I.

10.17 (10)
Note dated as of September 28, 2012, issued by Digital Cinema Destinations Corp., DC Westfield Cinema, LLC, DC Cranford Cinema, LLC, DC Bloomfield Cinema, LLC, DC Cinema Centers, LLC, and DC Lisbon Cinema, LLC to Northlight Trust I.

10.18 (10)	Security Agreement dated as of September 28, 2012, executed by DC Westfield Cinema, LLC in favor of Northlight Trust I.
10.19 (10)	Security Agreement dated as of September 28, 2012, executed by DC Cranford Cinema, LLC in favor of Northlight Trust I.

10.20 (10)	Security Agreement dated as of September 28, 2012, executed by DC Bloomfield Cinema, LLC in favor of Northlight Trust I.
10.21 (10)	Security Agreement dated as of September 28, 2012, executed by DC Cinema Centers, LLC in favor of Northlight Trust I.
10.22 (10)	Security Agreement dated as of September 28, 2012, executed by DC Lisbon Cinema, LLC in favor of Northlight Trust I.
10.23 (10)	Pledge Agreement dated as of September 28, 2012, by and between Digital Cinema Destinations Corp. and Northlight Trust I.
10.24 (10)	Collateral Assignment of Lease dated as of September 28, 2012, executed by DC Westfield Cinema, LLC in favor of Northlight Trust I.
10.25 (10)	Collateral Assignment of Lease dated as of September 28, 2012, executed by DC Cranford Cinema, LLC in favor of Northlight Trust I.
10.26 (10)	Collateral Assignment of Lease dated as of September 28, 2012, executed by DC Bloomfield Cinema, LLC in favor of Northlight Trust I.
10.27 (10)	Collateral Assignment of Lease dated as of September 28, 2012, executed by DC Cinema Centers, LLC in favor of Northlight Trust I.
10.28 (10)	Collateral Assignment of Lease dated as of September 28, 2012, executed by DC Lisbon Cinema, LLC in favor of Northlight Trust I.
10.29 (11)	Operating Agreement dated as of December 11, 2012, by and between Start Media LLC and Digital Cinema Destinations Corp.
10.30 (11)	Form of Management Agreement by and between subsidiaries of Start Media/Digiplex, LLC and Digital Cinema Destination Corp.
14.1(3)	Code of Ethics
21.1	Subsidiaries of Digital Cinema Destinations, Corp.
23.1	Consent of Eisner Amper LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data file.

__________
1	Filed as an exhibit to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on December 20, 2011 and incorporated herein by reference.

2	Filed as an exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on February 15, 2012 and incorporated herein by reference.

3	Filed as an exhibit to Amendment No. 3 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on March 7, 2012 and incorporated herein by reference.

*** 4	Filed as an exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on March 15, 2012 and incorporated herein by reference.

*** 5	Filed as an exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on March 30, 2012 and incorporated herein by reference.

*** 6	Filed as an exhibit to Amendment No. 6 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 10, 2012 and incorporated herein by reference.

7	Filed as an exhibit to Amendment No. 7 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 13, 2012 and incorporated herein by reference.

8	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 9, 2012 and incorporated herein by reference.

9	Filed on as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 24, 2012.