Form 10-Q
period 2013-09-30
Digital Cinema Destinations Corp.
filed 2013-11-08
CIK 1510326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

As of November 1, 2013, 6,767,713 shares of Class A Common Stock, $0.01 par value, and 849,000 shares of Class B Common Stock, $0.01 par value, were outstanding.

 DIGITAL CINEMA DESTINATIONS CORP.
CONTENTS TO FORM 10-Q

Contents

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	June 30,
	2013	2013
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,337	$3,607
Accounts receivable	660	697
Inventories	170	191
Deferred financing costs, current portion	357	357
Prepaid expenses and other current assets	1,391	1,444
Total current assets	3,915	6,296
Property and equipment, net	29,163	29,171
Goodwill	3,156	3,156
Intangible assets, net	6,029	6,186
Security deposits	207	205
Deferred financing costs, long term portion, net	1,135	1,225
Other assets	47	9
TOTAL ASSETS	$43,652	$46,248
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,997	$2,478
Accrued expenses and other current liabilities	1,957	3,964
Notes payable, current portion	1,746	1,373
Capital lease, current portion	97	121
Earn out from theater acquisition	355	296
Deferred revenue	375	305
Total current liabilities	6,527	8,537
NONCURRENT LIABILITIES
Notes payable, long term portion	8,397	8,615
Capital lease, net of current portion	240	239
Unfavorable leasehold liability, long term portion	150	159
Deferred rent expense	512	407
Deferred tax liability	206	199
TOTAL LIABILITIES	16,032	18,156
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of September 30, 2013 and June 30, 2013, 6 shares of Series B Preferred Stock issued and outstanding as of September 30, 2013 and June 30, 2013 and 2012, respectively	-	-
Class A Common stock, $.01 par value: 20,000,000 shares authorized; and 5,642,208 and 5,511,938 shares issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	56	55
Class B Common stock, $.01 par value, 900,000 shares authorized; 849,000 and 865,000 shares issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	8	9
Additional paid-in capital	26,418	25,816
Accumulated deficit	(8,100)	(7,049)
TOTAL STOCKHOLDERS' EQUITY OF DIGITAL CINEMA DESTINATIONS CORP.	18,382	18,831
Noncontrolling interest	9,238	9,261
Total equity	27,620	28,092
TOTAL LIABILITIES AND EQUITY	$43,652	$46,248

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ennded
	September 30,
	2013	2012
REVENUES
Admissions	$7,758	$3,009
Concessions	3,338	1,199
Other	373	139
Total revenues	11,469	4,347
COSTS AND EXPENSES
Cost of operations:
Film rent expense	3,778	1,412
Cost of concessions	602	164
Salaries and wages	1,450	513
Facility lease expense	1,470	523
Utilities and other	2,386	768
General and administrative	1,318	737
Change in fair value of earnout	59	-
Depreciation and amortization	1,335	849
Total costs and expenses	12,398	4,966

OPERATING LOSS	(929)	(619)

OTHER EXPENSE
Interest expense	(351)	(23)
Non-cash interest expense	(76)	(2)
Other expense	(9)	-
LOSS BEFORE INCOME TAXES	(1,365)	(644)

Income tax expense	9	17
NET LOSS	$(1,374)	$(661)

Net loss attributable to non-controlling interest	323	-
Net loss attributable to Digital Cinema Destinations Corp.	$(1,051)	$(661)

Preferred stock dividends	(5)	(1)
Net loss attributable to common stockholders	$(1,056)	$(662)

Net loss per Class A and Class B common share- basic and diluted attributable to common stockholders	$(0.16)	$(0.12)

Weighted average common shares outstanding:	6,470,484	5,419,452

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(1,374)	$(661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,335	849
Deferred tax expense	7	10
Change in fair value of earnout liability	59	-
Stock-based compensation	239	43
Amortization of deferred financing costs included in interest expense	90	-
Amortization of unfavorable lease liability	(9)	(5)
Paid-in-kind interest added to notes payable	76	2
Equity in income of Diginext	(3)	-
Changes in operating assets and liabilities:
Accounts receivable	37	(421)
Inventories	25	7
Prepaid expenses and other current assets	66	69
Other assets and security deposits	(12)	3
Accounts payable and accrued expenses	(2,488)	(323)
Payable to vendor for digital systems	-	(3,334)
Deferred revenue	70	(18)
Deferred rent expense	105	42
Net cash used in operating activities	(1,777)	(3,737)
Investing activities:
Purchases of property and equipment	(401)	(98)
Capital contribution from Start Media, LLC to joint venture	300	-
Investment in Diginext	(25)	-
Theater acquisitions	(221)	(6,014)
Cash acquired in acquisitions	4	10
Net cash used in investing activities	(343)	(6,102)
Financing activities:
Repayment of notes payable	(99)	(832)
Proceeds from notes payable	-	10,000
Payment under capital lease obligations	(23)	-
Payment of financing costs	-	(311)
Proceeds from issuance of preferred stock	-	450
Dividends paid on preferred stock	(5)	-
Costs associated with issuance of stock	(23)	(56)
Net cash (used in) provided by financing activities	(150)	9,251
Net change in cash and cash equivalents	(2,270)	(588)
Cash and cash equivalents, beginning of year	3,607	2,037
Cash and cash equivalents, end of period	$1,337	$1,449

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

In September 2012, the Company and Nehst Media Enterprises (“Nehst”) formed a joint venture called Diginext. Under the joint venture agreement, Digiplex and Nehst each have a 50% ownership interest. Nehst will supply Diginext with periodic movie content and the Company has the option to display such content at its locations on an exclusive basis, or may choose to allow non-Digiplex venues to also display the content. The Company pays film rent to Diginext as it would any other movie distributor, and any profits of Diginext, from theatrical revenues as well as net revenues from other ancillary sources will be shared equally by the owners. The Company and Nehst have each made capital contributions of $30 since inception, and the Company is using the equity method to account for its share of net income or loss from the joint venture. For the three months ended September 30, 2013, Digiplex’s share of net income was not material. The balance of the Company’s equity investment at September 30, 2013 is $38 and included in other assets.

On December 10, 2012, Digiplex, together with Start Media, LLC (“Start Media”), entered into a joint venture, Start Media/Digiplex, LLC (“JV”), a Delaware limited liability company, to acquire, refit and operate movie theaters.

On July 19, 2013, JV acquired a six screen movie theater in Torrington, Connecticut (“Torrington”). Torrington is operated by Digiplex under a management agreement with JV. See Note 3 and Note 4.

The Company has determined that JV is a variable interest entity (“VIE”), and that the Company is the primary beneficiary of JV’s operations. Therefore, the Company is presenting JV’s financial statements on a consolidated basis with a non-controlling interest.

As of September 30, 2013, the Company operated 19 theaters having 184 screens (the “Theaters”).  As of September 30, 2012, the Company operated 9 theaters having 85 screens. On October 23, 2013, the Company announced the signing of asset purchase agreements relating to the acquisition of two locations having a total of 15 screens, and a lease for one location having 12 screens.  On November 7, 2013, the Company announced the signing of an asset purchase agreement to acquire one theater having 10 screens located in Londonderry, NH. The Company also announced an agreement with the landlord of the Williamsport, PA location to add 2 screens to the existing 9-screen theater, resulting in an 11-screen theater. Upon the closing of these transactions, the Company will operate 23 locations having 223 screens.  See Note 17.

The accompanying unaudited condensed consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission (“ SEC”) on September 18, 2013 (the “Form 10-K”).  In the opinion of management, all adjustments, consisting of a normal recurring nature, considered necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements.  The operating results for the interim period presented herein are not necessarily indicative of the results expected for the full year ending June 30, 2014.

The Company has incurred net losses since inception. The Company also has contractual obligations related to its debt as of September 30, 2013 and beyond. The Company may continue to generate net losses for the foreseeable future. Based on the Company’s cash position at September 30, 2013, expected cash flows from operations, and the Company’s October 2013 issuance of Class A common stock for net proceeds of $5,200, management believes that the Company has the ability to meet its obligations through September 30, 2014. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on the Company’s financial position, results of operations or liquidity.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, those related to film rent expense settlements, depreciation and amortization, impairments, income taxes and assumptions used in connection with acquisition accounting. Actual results could differ from those estimates.

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

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Rewards Club Program

In August 2013, the Digiplex Rewards Club was implemented, whereby members earn credits for each dollar spent at one of the Company's theaters and earn concession or ticket awards based on the number of credits accumulated. Because the Company believes that the value of the awards granted is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated incremental cost of providing awards at the time the awards are earned. The Company’s incremental costs of these awards are not significant for the three months ended September 30, 2013. The awards issued under the Digiplex Rewards Club expire 90 days after issuance.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2013 and June 30, 2013, the Company held substantially all of its cash in checking accounts with major financial institutions, and had cash on hand at the Theaters in the normal course of business.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reports accounts receivable net of any allowance for doubtful accounts to represent management’s estimate of the amount that ultimately will be realized in cash. The Company reviews collectability of accounts receivable based on the aging of the accounts and historical collection trends. When the Company ultimately concludes a receivable is uncollectible, the balance is written off. The Company has determined that an allowance for doubtful accounts is not necessary at September 30, 2013 and June 30, 2013.

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

Goodwill

The carrying amount of goodwill at both September 30, 2013 and June 30, 2013 was $3,156. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles — Goodwill and Other — Goodwill, the Company has identified its reporting units to be the designated market areas in which the Company conducts its theater operations. The Company determines fair value by using an enterprise valuation methodology weighing the income approach and market approach by applying multiples to cash flow estimates less any net indebtedness, which the Company believes is an appropriate method to determine fair value. There is considerable management judgment with respect to future cash flow estimates and appropriate multiples and discount rates to be used in determining fair value and such management estimates fall under Level 3 within the fair value measurement hierarchy.

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

The following tables summarize the levels of fair value measurements of the Company’s financial liabilities as of September 30, 2013 and June 30, 2013:

As of September 30, 2013:
	Level 1	Level 2	Level 3	Total
Earn-out from theater acquisitions	-	-	355	355
	$-	$-	$355	$355

As of June 30, 2013:
	Level 1	Level 2	Level 3	Total
Earn-out from theater acquisitions	-	-	296	296
	$-	$-	$296	$296

Earn-out from acquisitions is a liability to the seller of the Lisbon theater and is based upon meeting certain financial performance targets. Estimates of the fair values of the earn-outs were estimated by a forecast of theater level cash flow, as defined by the asset purchase agreement. That measure is based on significant inputs that are not observable in the market, which are considered Level 3 inputs.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

The following summarized changes in the earn-outs during the three months ended September 30, 2013:

Total
Balance as of June 30, 2013	$296
Change in fair value of earnout liability for Lisbon acquisition	59
Balance as of September 30, 2013	$355

Key assumptions underlying the initial Lisbon earn-out estimate include a discount rate of 12.5 percent and that Lisbon will achieve its forecasted financial performance target in the one year earn-out period ended September 28, 2013. As of September 30, 2013, the Company increased the Lisbon earn-out from $296 to $355 based on actual results compared to the threshold in the asset purchase agreement, and recognized a fair value change of $59 for the three months ended September 30, 2013.

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

The film rent expense on the unaudited condensed consolidated statement of operations of the Company for the three months ended September 30, 2013 and 2012 was reduced by virtual print fees (“VPFs”) of $290 and $244 respectively, under a master license agreement exhibitor-buyer arrangement with a third party vendor. VPFs represent a reduction in film rent paid to film distributors. Pursuant to this master license agreement, the Company will purchase and own digital projection equipment and the third party vendor, through its agreements with film distributors, will collect and remit VPFs to the Company, net of a 10% administrative fee. VPFs are generated based on initial display of titles on the digital projection equipment.

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

Reclassification

Certain reclassifications have been made to the fiscal period ended September 30, 2012 financial statements to conform to the current fiscal period ended September 30, 2013 presentation.

Segments

As of September 30, 2013, the Company managed its business under one reportable segment: theater exhibition operations. All Company operations are located in the United States.

3.            ACQUISITION

On July 19, 2013, JV acquired a six screen movie theater in Torrington, Connecticut. The provisional purchase price totals $612 (assets acquired of $790, less an assumed promissory note of $178), consisting of $221 in cash, and 73,770 shares of the Company’s Class A common stock valued at $391, (based on the trading price of $5.89 on the closing date, less a ten percent discount for trading restrictions placed on the stock). Accordingly, the purchase price was provisionally allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The provisional allocation of the provisional purchase price is based on management’s judgment after evaluating several factors, using assumptions for the income and royalty rate approaches and the discounted earnings approach, and projections determined by Company management. The Company is in the process of finalizing the fair values of the assets acquired and liabilities assumed, including evaluation of the operating lease. The Company incurred approximately $4 in acquisition costs which was expensed and included in general and administrative expenses in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2013.

The provisional allocation of the purchase price for the Torrington theater was as follows:

Torrington
Theater
ASSETS
Cash	$4
Prepaid expenses	13
Inventory	4
Property and equipment	455
Favorable leasehold interest	229
Covenants not to compete	85
Total assets acquired	790

LIABILITIES AND OTHER
Notes payable assumed	178
Issuance of Class A common stock	391
Total purchase price paid in cash	$221

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

The results of operations of Torrington are included in the unaudited condensed consolidated statement of operations from the acquisition date. The following are the unaudited pro forma results of operations of the Company for the three months ended September 30, 2013 and 2012, respectively.

These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	(unaudited)
	Three Months ended September 30,
	2013	2012
Revenues	$11,527	$4,694
Net loss	(1,372)	$(646)

4.            JOINT VENTURE

As of June 30, 2013, Digiplex contributed 887,623 shares of Class A Common Stock to the JV, and Start Media contributed $10,000 in cash. In July 2013, Start Media contributed $300 in cash and Digiplex contributed 73,770 shares of the Company’s Class A common stock valued at $391, to fund the Torrington acquisition, and both Start Media’s and Digiplex’s interest in the JV was adjusted accordingly.  JV is managed by a four person board of managers, two of whom Digiplex designates and two of whom are designated by Start Media. Majority vote is required for JV actions. At September 30, 2013, Digiplex and Start Media owned 33% and 67% of the equity of JV, respectively.

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

Management fees earned by Digiplex for the three months ended September 30, 2013 and 2012 were $286 and $0, respectively.  JV records these fees as general and administrative expenses, and Digiplex records an offset to general and administrative expenses. These fees are eliminated in consolidation.

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

Digiplex’s and Start Media’s respective percentage ownerships in JV will depend upon their respective aggregate capital contributions, in each case denominated in units of membership interests. Start Media has committed to contribute up to $20,000 to JV, inclusive of approximately $10,500 of capital contributions, of which $10,300 has been funded, through September 30, 2013, for theater acquisitions and budgeted expenses. Start Media will receive additional membership units in consideration for capital contributions in excess of its initial contribution as additional capital is required, based on the fair market value of JV determined under a formula set forth in the JV Operating Agreement (the “Formula”). Digiplex has a right, but not the obligation, to contribute additional capital to JV, which under certain circumstances may be made by the issuance and delivery of shares of Digiplex’s Class A common stock to sellers of theaters acquired by JV, and thereby acquire additional membership units based on the Formula, provided that our percentage interest does not exceed 50% as the result of our acquisition of additional units.

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

Digiplex is considered the primary beneficiary of the JV because it controls the operation of each JV owned theater on a day to day basis in all material respects, including: the selection of content, all staffing decisions, all cash management and paying vendors, financial reporting, obtaining all necessary permits, insurances, and to plan and perform capital improvements, to the extent such expenditures do not exceed certain levels as specified in the Management Agreements. Digiplex is also the guarantor of six of the ten leases entered into with third party landlords in the JV-owned theaters, and is using its brand name to promote the theaters. Because JV is a VIE, and Digiplex is deemed the primary beneficiary, the Company has consolidated the operations of JV.

Net loss attributable to the non-controlling interest on the statement of operations represents the portion of net loss attributable to the economic and legal interest in JV held by Start Media.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

5.           ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	June 30,
	2013	2013
VPFs	$517	$470
Advertising	113	180
Other	30	47
Total	$660	$697

6.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	June 30,
	2013	2013
Insurance	$179	$215
Projector and other equipment maintenance	252	246
Real estate taxes	128	82
Note receivable (1)	74	89
Due from former theater owners	299	299
Due from Start Media	290	290
Other theater operating	67	84
Other expenses	102	139
Total	$1,391	$1,444

(1)
This note receivable from a former theater owner has no stated interest rate, and is due October 1, 2013.  However the Company is in the process of finalizing the Lisbon earnout calculation with the sellers and expects to offset the amount of the note receivable against any earnout payable.

7.           PROPERTY AND EQUIPMENT

Property and equipment, net was comprised of the following:

	September 30,	June 30,
	2013	2013
Furniture and fixtures	$5,067	$4,931
Leasehold improvements	13,069	12,820
Building and improvements	4,629	4,627
Digital systems and related equipment	6,402	6,071
Equipment and computer software	4,114	3,976
	33,281	32,425
Less: accumulated depreciation and amortization	(4,118)	(3,254)
Total property and equipment, net	$29,163	$29,171

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

8.           INTANGIBLE ASSETS

Intangible assets, net consisted of the following as of September 30, 2013:

	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$3,016	$1,535	$1,481	3-5
Covenants not to compete	1,991	620	1,371	3
Favorable leasehold interest	3,600	423	3,177	Remaining lease term
	$8,607	$2,578	$6,029

Intangible assets, net consisted of the following as of June 30, 2013:

	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$3,016	$1,302	$1,714	3-5
Covenants not to compete	1,906	493	1,413	3
Favorable leasehold interest	3,371	312	3,059	Remaining lease term
	$8,293	$2,107	$6,186

The weighted average remaining useful life of the Company’s trade names, covenants not to compete, and favorable leasehold interests is 3.32 years, 2.01 years and 11.72 years, respectively, as of  September 30, 2013.

Expected amortization of intangible assets over the next five fiscal years is as follows:

June 30,	Total
2014 (remaining nine months)	$1,495
2015	1,730
2016	660
2017	324
2018	293
2019	293

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

9.           LEASES

The Company accounts for all of its facility leases as operating leases. Minimum lease payments under all non-cancelable operating leases with terms in excess of one year as of September 30, 2013, are summarized for the following fiscal years:

June 30,	Total
2014 (remaining nine months)	$4,486
2015	6,118
2016	6,002
2017	5,365
2018	4,855
2019	4,582
Thereafter	22,323
Total	$53,731

Rent expense under non-cancelable operating leases was $1,596 and $508 for the three months ended September 30, 2013 and 2012, respectively. Certain of the Company’s Theater leases require the payment of percentage rent if certain revenue targets are exceeded. For the three months ended September 30, 2013 and 2012, the Company recorded $23 and $15, respectively, of percentage rent expense in the unaudited condensed consolidated statements of operations.

CAPITAL LEASES

The Company leases certain theater equipment under capital leases that expire to 2018, with imputed interest rates of 8.0% per annum. Repayment of the capital lease obligation is based on a percentage of revenue generated from the usage of the underlying theater equipment. The assets are being amortized over the shorter of their lease terms or their estimated useful lives. The applicable amortization is included in depreciation and amortization expense in the accompanying unaudited condensed consolidated statement of operations. Amortization of assets under capital leases during the three months ended September 30, 2013 and 2012 was $21 and $0, respectively.

The following is a summary of property held under capital leases included in property and equipment:

	September 30,	June 30,
	2013	2013
Equipment	$409	$409
Less: accumulated amortization	(75)	(54)
Net	$334	$355

Contents

 DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Future maturities of capital lease payments as of September 30, 2013 for each of the lease lives and in the aggregate are:

September 30,	Total
2014	$121
2015	103
2016	97
2017	64
2018	3
Total minimum payments	388
Less: amount representing interest	(51)
Present value of minimum payments	337
Less: current portion	(97)
$240

10.           COMMITMENTS AND CONTINGENCIES

The Company believes that it is in substantial compliance with all relevant laws and regulations, and is not aware of any current, pending or threatened litigation that could materially impact the Company.

The Company has entered into employment contracts, to which we refer to as the “employment contracts”, with four of its current executive officers. Under the employment contracts, each executive officer is entitled to severance payments in connection with the termination of the executive officer’s employment by the Company “without cause”, by the executive officer for “good reason”, or as a result of a “change in control” of the Company (as such terms are defined in the employment contracts). Pursuant to the employment contracts, the maximum amount of payments and benefits in the aggregate, if such executives were terminated (in the event of a change of control) would be approximately $1,418.

A. Dale Mayo, the Company’s Chief Executive Officer (“CEO”), is entitled to additional compensation based on the amount of revenues the Company generates, as specified in his employment contract. For the three months ended September 30, 2013 and 2012, the Company recorded $75 and $60 of compensation expense under this arrangement.

All of the Company’s operations as of September 30, 2013, are located in Pennsylvania, New Jersey, Connecticut, California, Arizona and Ohio, with the customer base being public attendance. The Company’s main suppliers are the major movie studios, primarily located in the greater Los Angeles area. Any events impacting the regions the Company operates in, or impacting the movie studios, who supply movies to the Company, could significantly impact the Company’s financial condition and results of operations.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

11.           STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Capital Stock

As of September 30, 2013, the Company’s authorized capital stock consisted of:

• 20 million shares of Class A common stock, par value $0.01 per share;

• 900,000 shares of Class B common stock, par value $0.01 per share;

• 10 million shares preferred stock, par value $0.01 per share;

Of the authorized shares of Class A common stock, 5,642,208 shares were issued and outstanding as of September 30, 2013. Of the authorized shares of Class B common stock, 849,000 shares were issued and outstanding as of September 30, 2013, all of which are held by the Company’s CEO. In August 2013, 16,000 shares of Class B common stock previously outstanding automatically converted into 16,000 shares of Class A common stock on transfer by the holder (as bona fide gifts) and cannot be reissued. Of the authorized shares of preferred stock, 6 shares of Series B Preferred Stock were issued and outstanding as of September 30, 2013.  The material terms and provisions of the Company’s capital stock are described below.

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

Dividends

No dividends were declared on the Company’s common stock during the period and management does not anticipate doing so. The Company pays a quarterly dividend on its Series B preferred stock in an amount equal to 4.5% per annum.

Stock-Based Compensation and Expenses

During the three months ended September 30, 2013, the Company issued restricted stock awards totaling 107,000 shares of its Class A common stock to employees, which vests over a period of three years, and a non-employee that vests when performance was complete.

The total stock-based compensation was $239 and $43 for the three months ended September 30, 2013 and 2012, respectively, and is included in general and administrative expense in the unaudited condensed consolidated statement of operations.

The following summarizes the activity of the unvested share awards for the three months ended September 30, 2013:

Unvested balance at June 30, 2013	91,700
Issuance of awards	107,000
Vesting of awards	(15,500)
Unvested balance at September 30, 2013	183,200

The weighted average remaining vesting period as of September 30, 2013 and 2012 is 1.58 years for both periods. As of September 30, 2013, there was $1,019 of remaining expense associated with unvested share awards.

12.           NOTES PAYABLE

On September 28, 2012, the Company entered into a loan agreement with Northlight Trust I for $10,000 due September 28, 2017, at an interest rate equal to 30 day LIBOR plus 10.50% per annum, with a 2.5% floor (the “Northlight loan”). The Company expects the 2.5% floor to be applicable due to the current LIBOR rates. During the first 18 months from the closing date, all interest in excess of 10.00% per annum that would otherwise be paid in cash during the 18-month period may, at the Company’s option, may be paid in kind (“PIK interest”), and thereafter all interest due is payable in cash. PIK interest, if any, will be added to the principal balance of the loan. The Company primarily used the net proceeds from the Northlight loan to acquire certain assets and assume certain liabilities of Lisbon, pay the obligation to a vendor for digital systems, pay fees and expenses associated with the Northlight loan and the Lisbon acquisition, and to provide working capital. Interest and principal payments under the terms of the Northlight loan commenced on October 31, 2012. The Northlight loan is collateralized by, among other things, the Company’s membership interest in each of the Company’s operating subsidiaries and all of the operating subsidiaries’ assets, including the theater leases, and requires meeting certain financial covenant ratios. As of September 30, 2013, the Company was in compliance with all financial covenants. For the three months ended September 30, 2013 and 2012, $20 and $0 of amortization of deferred financing costs were included in interest expense on the unaudited condensed consolidated statement of operations.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

The principal payments due as of September 30, 2013 over the remainder of the term of the Northlight loan are summarized as follows, in fiscal years:

September 30,	Total
2014	$1,701
2015	1,671
2016	1,671
2017 (excludes PIK interest accrued to date of $305)	4,932
Total	9,975
Less: current portion	(1,701)
$8,274

The Northlight loan is mandatorily pre payable from 25% of the Company’s Excess Cash Flow (earnings before interest, taxes, depreciation, as adjusted, as further defined in the Northlight loan agreement) beginning on September 30, 2013 and annually thereafter. As of September 30, 2013, no payment is due under the Excess Cash Flow provision.

In connection with the acquisition of Torrington, the Company assumed a promissory note for certain digital projection equipment, with an outstanding balance as of September 30, 2013 of $168. The note is payable monthly, is due March 2017 and has an interest rate of 7%.

The principal payments due as of September 30, 2013 over the remainder of the term of the Torrington promissory note are summarized as follows, in fiscal years:

September 30,	Total
2014	$45
2015	48
2016	51
2017	24
Total	168
Less: current portion	(45)
$123

13.           INCOME TAXES

The Company recorded income tax expense of approximately $9 and $17 for the three months ended September 30, 2013 and 2012, respectively. The Company's tax provision for all periods had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded for the three months ended September 30, 2013 and 2012 included the accrual of non-cash tax expense of approximately $6 and $9, respectively of changes in the valuation allowance in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The Company expects the naked credit to result in approximately $28 of additional non-cash income tax expense over the remainder of the year ending June 30, 2014.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. For the three months ended September 30, 2013 and 2012, the differences between the effective tax rate of (0.9)% and (2.6)%, respectively, and the U.S. federal statutory rate of 35% principally resulted from state and local taxes, graduated federal tax rate reductions, non-deductible expenses and changes to the valuation allowance.

14.           RELATED PARTY TRANSACTIONS

The total rent expense under operating leases with a landlord that owns the Rialto and Cranford premises and owns shares of the Company’s Class A common stock was $103 and $90 for the three months ended September 30, 2013 and 2012, respectively.

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

The following table sets forth the computation of basic net loss per share of Class A and Class B common stock of the Company (in millions, except share and per share data):

	Three Months ended September 30,
	2013	2012
Numerator for basic and diluted loss per share
Net loss attributable to Digital Cinema Destinations Corp.	$(1,051)	$(661)
Preferred dividends	(5)	(1)
Net loss attributable to common stockholders	$(1,056)	$(662)
Denominator
Weighted average shares of common stock outstanding (1)	6,470,484	5,419,452
Basic and diluted net loss per share of common stock	$(0.16)	$(0.12)

(1)The Company has incurred net losses and, therefore, the impact of dilutive potential common stock equivalents totaling 790,402 and 173,167 shares for the three months ended September 30, 2013 and 2012, respectively.

Contents

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data )

16.           SUPPLEMENTAL CASH FLOW DISCLOSURE

	Three Months Ended
	September 30,
	2013	2012
Accrued dividends on Series B preferred stock	-	1
Fair value of earnout recorded at acquisition	-	550
Cash paid for interest	262	24
Amount offset on note repayment	-	168
Common stock issued for acquisition of Torrington theater	391	-
Conversion of Class B common stock into Class A	1	-

17.           SUBSEQUENT EVENTS

On October 4, 2013, the Company entered into Subscription agreements (collectively, the "Subscription Agreements") with investors in a private placement, who agreed to purchase an aggregate of 1,141,000 shares (the "Shares") of the Company's Class A common stock, par value $.01 per share, for a purchase price of $5.00 per share, or an aggregate of approximately $5,705 in gross proceeds. Barrington Research Associates, Inc. ("Barrington") acted as placement agent for the offering of the Shares (the "Offering"). The Company paid Barrington a commission of 6% of the gross proceeds of the Offering, or an aggregate of $342. The Shares were offered and sold pursuant to a prospectus, dated May 21, 2013, a prospectus supplement dated October 4, 2013, and the Company's shelf registration statement on Form S-3 which was declared effective on May 21, 2013. The closing of the Offering was on October 9, 2013.  The Company has also agreed to reimburse Barrington for its out-of-pocket expenses, in an amount not to exceed $110, including the fees and disbursements of its legal counsel.

On October 23, 2013, the Company announced the signing of asset purchase agreements to acquire two theater locations – an 8-screen multiplex in Mechanicsburg, PA and a 7-screen multiplex located in Churchville, MD, from Flagship Cinemas. Consideration for these two theaters will be a combination of cash and the Company’s Class A common stock.  The Company also announced the signing of a theater operating lease beginning April 1, 2014, for a 12-screen theater located in New Smyrna Beach, Florida, following the Company’s completion of digital projection system installations. The two theaters being acquired from Flagship will be owned and operated by Digiplex and the New Smyrna Beach complex will fall under Digiplex’s theater management agreement with JV.

On November 7, 2013, the Company announced the signing of an asset purchase agreement to acquire one theater having 10 screens located in Londonderry, NH. The Company also announced an agreement with the landlord of the Williamsport, PA location to add 2 screens to the existing 9-screen theater, resulting in an 11-screen theater.

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

Overview
(in thousands, except share data dollars)

At September 30, 2013, we operated 19 theaters located in New Jersey, Connecticut, Pennsylvania, California, Arizona and Ohio, consisting of 184 screens. Our theaters had over 1,077,000 and 416,000 attendees for the three months ended September 30, 2013 and 2012, respectively (for the portions of the periods we operated them).

Contents

Our theaters operated as of September 30, 2013 are:

Date Acquired	City/ State	Number of Screens	Approximate Number of Seats
12/31/10	Cranford, NJ	5	642
12/31/10	Westfield, NJ	6	956
02/18/11	Bloomfield, CT	8	1,119
04/20/12	Bloomsburg, PA	11	1,883
04/20/12	Camp Hill, PA	12	2,403
04/20/12	Reading, PA	10	2,035
04/20/12	Selinsgrove, PA	12	2,048
04/20/12	Williamsport, PA	9	1,721
09/29/12	Lisbon, CT	12	2,107
12/14/12	Surprise, AZ (1) (2)	14	2,696
12/18/12	Apple Valley, CA (1)	14	2,568
12/18/12	San Diego, CA (1)	7	1,404
12/18/12	Bonsall, CA (1)	6	867
12/18/12	Poway, CA (1)	10	2,217
12/19/12	Oceanside, CA (1)	13	1,659
12/20/12	Temecula, CA (1)	10	1,775
01/01/13	Sparta, NJ (1)	3	264
02/01/13	Solon, OH (1)	16	2,826
07/19/13	Torrington, CT (1)	6	1,021
	Total	184	32,211

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

On July 19, 2013, JV acquired a six screen movie theater in Torrington, Connecticut.  The theater was equipped with digital projection systems before JV began operating the theater.  The theater is operated by us, under Management Agreements with JV, and included in our unaudited condensed consolidated financial statements.

At September 30, 2013, Digiplex and Start Media owned 33% and 67% of the equity of JV, respectively.
Our plan to expand our business is based on our business strategy, centered on our slogan “cinema reinvented,” and includes:

•
Acquisitions of existing historically cash flow positive theaters in free zones either directly by Digiplex or through our JV. We intend to selectively pursue multi-screen theater acquisition opportunities that meet our strategic and financial criteria. Our philosophy is to “buy and improve” existing facilities rather than “find and build” new theaters. We believe this approach provides more predictability, speed of execution and lower risk.

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

Components of Operating Results

Revenues

We generate revenues primarily from admissions and concession sales, with additional revenues from screen advertising sales and other revenue streams, such as theater rentals and private parties. Our advertising agreement with National CineMedia, LLC (“NCM”) has assisted us in expanding our offerings to domestic advertisers and will be broadening ancillary revenue sources, such as digital video monitor advertising and third party branding. Our alternative content agreements with NCM and others has assisted us in expanding our alternative content offerings, such as live and pre-recorded concert events, opera, ballet, sports programs, and other cultural events. In addition to NCM, we select, market and exhibit alternative content from a variety of other sources, including Emerging Pictures, Cinedigm Corp., Screenvision, DigiNext, and others as they offer their programs to us. Our 19 theaters are located in “free zones,” or areas that permit us to acquire movies from any distributor. As such, we display all of the leading movies and can tailor our offerings to each of our markets.

Contents

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

Significant Events and Outlook

JV agreement and JV Acquisitions. As noted in Overview, in December 2012 we entered into a joint venture relationship with Start Media and the JV acquired 7 theaters from the Ultrastar Sellers in California and Arizona. The total purchase price for the Ultrastar Acquisitions was $13,131; with $8,108 in cash, of which $8,000 was provided by Start Media, 887,623 shares of Class A common stock with a fair value of $4,714 provided by us, and the assumption of a capital equipment lease. Both the cash and stock elements constitute our respective initial capital contributions to the JV. Certain operating leases for the theater facilities, and certain capital leases and service contracts related to theater equipment were assumed. No other liabilities were assumed from the Ultrastar Sellers. On January 1 and February 1, 2013, JV entered into operating leases for a three screen theater in Sparta, NJ and a 16 screen theater in Solon, Ohio, respectively, and in July 2013 JV acquired one theater in Torrington, Connecticut having six screens. We expect to acquire other theaters through the JV, although this cannot be assured.

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

Northlight Term Loan. On September 28, 2012, we entered into a loan agreement for $10,000 with Northlight Trust I (“Northlight”). The Northlight loan was used to fund our acquisition of the Lisbon theater for $6,014, pay for previously installed digital systems of $3,334, pay fees associated with the Northlight loan and the Lisbon acquisition, and to provide working capital.

Shelf Registration. In May 2013, we filed a $10,500 registration statement (the maximum amount is subject to adjustment), which has been declared effective by the Securities and Exchange Commission, and permits the issuance of a broad range of securities. Any proceeds can be used for a variety of items, including acquisitions, debt repayment and general corporate purposes. In October 2013, we sold 1.1 million shares of our Class A Common Stock to several investors under the registration statement and received net proceeds of approximately $5,200.

Digital Projector Installation. At September 30, 2013, all of our 184 screens were equipped with digital projectors and related hardware and software. 120 of the 184 systems had been installed before our acquisition of the theaters, and the remaining 64 systems were installed under our ownership, at a total cost of approximately $6,400. We earn VPFs, described under Components of Operating Results, on 91 systems and do not earn VPFs on 93 digital systems, as these systems are owned by an unrelated digital cinema integrator. However, we have full use of these systems under a master license agreement, and we have the option to purchase these systems at fair market value after the systems have been in use for a ten-year period.

Alternative Content Program Launch. Along with the continued display of traditional feature movies, a cornerstone of our business strategy is to exhibit opera, ballet, concerts, and sporting events, children’s programming and other forms of alternative content in our theaters. Using our 184 digital systems (72 of which are equipped to show 3D events), we can show live and pre-recorded 2D and 3D events at off-peak times to increase the utilization of our theaters. Going forward we expect at least 40% of any new screens to be 3D-enabled.

Acquisition Strategy. We plan to acquire existing movie theaters in free zones over the next 12 months and beyond. We generally seek to pay a multiple of 4.5 times to 6.0 times Theater Level Cash Flow (“TLCF”) for theaters we acquire. TLCF is calculated as revenues minus theater operating expenses (excluding depreciation and amortization and other non-cash items).

The following table sets forth the percentage of total revenues represented by statement of operations items included in our unaudited condensed consolidated statements of operations for the periods indicated (dollars and attendance in thousands, except average ticket prices and average concession per patron and other non-cash items):

Contents

Results of Operations

	Three months ended September 30,
(Amounts in thousands, except per patron data)	2013		2012
Revenues:	$	%	$	%
Admissions	$7,758	68	$3,009	69
Concessions	3,338	29	1,199	28
Other	373	3	139	3
Total revenues	11,469	100	4,347	100

Cost of operations:
Film rent expense (1)	3,778	49	1,412	47
Cost of concessions (2)	602	18	164	14
Salaries and wages (3)	1,450	13	513	12
Facility lease expense (3)	1,470	13	523	12
Utilities and other (3)	2,386	21	768	18
General and administrative (3)	1,318	11	737	17
Change in fair value of earnout (3)	59	1	-	-
Depreciation and amortization (3)	1,335	12	849	20
Total costs and expenses (3)	12,398	108	4,966	114
Operating loss (3)	(929)	(8)	(619)	(14)
Interest expense	(427)	(4)	(25)	(1)
Other	(9)	(0)	-	-
Loss before income taxes (3)	(1,365)	(12)	(644)	(15)
Income taxes (4)	9	(1)	17	(3)
Net loss (3)	$(1,374)	(12)	$(661)	(15)
Net loss attributable to non-controlling interest (10)	323	24	-	-
Net loss attributable to Digital Cinema Destinations Corp. (10)	$(1,051)	76	$(661)	(3)
Preferred stock dividends	(5)	0	(1)	0
Net loss attributable to common stockholders (10)	$(1,056)	77	$(662)	0
Other operating data:
Consolidated Theatre Level Cash Flow (5)	$1,829	16	$1,009	23
Management fees (9)	$286	2	$-	-
Adjusted EBITDA of Digital Cinema Destinations Corp (6)	$1,007	9	$358	8
Attendance	1,077,350	*	416,132	*
Average ticket price (7)	$7.59	*	$7.23	*
Average concession per patron (8)	$3.27	*	$2.88	*
__________
*	Not meaningful

(1)	Film rent expense percentage calculated as a percentage of admissions revenues.

(2)	Cost of concessions percentage calculated as a percentage of concessions revenues.

(3)	Percentage calculated as a percentage of total revenues.

(4)	Calculated as a percentage of pre-tax loss.

(5)
TLCF is a non-GAAP financial measure. TLCF is a common financial metric in the theater industry, used to gauge profitability at the theater level, before the effect of depreciation and amortization, general and administrative expenses, deferred rent, interest, taxes or other income and expense items. While TLCF is not intended to replace any presentation included in our consolidated financial statements under GAAP and should not be considered an alternative to cash flow as a measure of liquidity, we believe that this measure is useful in assessing our cash flow and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. See page 30-32 for TLCF reconciliation.

Contents

(6)
Adjusted EBITDA is a non-GAAP financial measure. We use adjusted EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our results, excluding the impact of non-cash depreciation and amortization charges, stock based compensation expenses, other non-cash items, and nonrecurring expenses and outlays, prior to our consideration of the impact of other potential sources and uses of cash, such as working capital items. This calculation may differ in method of calculation from similarly titled measures used by other companies. See page 30-31 for Adjusted EBITDA reconciliation.

(7)	Calculated as admissions revenue/ paid attendance of 1,077,350 in 2013 and 416,132 in 2012, respectively. Paid attendance excludes certain theater rental activity, such as parties and film festivals.
(8)	Calculated as concessions revenue/ paid attendance of 1,077,350 in 2013 and 416,132 in 2012, respectively. Paid attendance excludes certain theater rental activity, such as parties and film festivals.
(9)	Management Fees earned by Digiplex to operate the theaters of the JV.
(10)	Percentage calculated as a percentage of net loss.

Three Months Ended September 30, 2013 and 2012

At September 30, 2013, we operated 19 theaters located in New Jersey, Connecticut and Pennsylvania, California, Arizona and Ohio consisting of 184 screens. We operated eight theaters with 73 screens for the entire three month period ended September 30, 2012. Therefore, many comparisons of the 2013 and 2012 periods will be skewed accordingly.  Our theaters had over 1,077,000 and 416,000 attendees for the three months ended September 30, 2013 and 2012, respectively (for the portions of the periods we operated them). According to Box Office Mojo, the overall North American box office results for the three months ended September 30, 2013 had increased by approximately 6.4% from the comparable 2012 period.

Admissions and Concessions. Our admissions and concessions revenues increased by 164%, due to our increased screen count in the three months ended September 30, 2013 as compared to 2012.  In addition, our emphasis on alternative content programming has resulted in incremental admissions and concessions revenue. Our average ticket and concession price increases was due to our entry into new markets with higher prices generally, our continued focus on alternative programming which generally has higher admission pricing, and new concession menu offerings.

Other Revenues. Other revenues consist of advertising revenues, theater rentals for parties, festivals, camps, ATM and game machine fees and other activities. Advertising revenue was $232 for the three months ended September 30, 2013 period compared to $107 in the 2012 period.

Film Rent Expense. Film rent expense is a variable cost that fluctuates with box office revenues. We generally expect film rent expense (excluding VPF’s) to range from 50% to 60% of admissions revenues, with art and independent titles at the lower end of the range and mainstream movie titles at the middle to high end of the range. Film rent expense as a percentage of box office revenues was 49% in the three months ended September 30, 2013 period as compared to 48% of box revenues in 2012.  Our increased film rent expense was primarily because 93 systems are owned by a third party integrator for which we receive no VPFs. Included as a reduction of film rent expense in the 2013 period on the systems we own is $290 of VPFs that we receive from a third party vendor, associated with digital titles that we play from the studios, as compared to $244 in 2012. Excluding VPFs, film rent expense would have been 53% and 56% of admissions revenues in the 2013 and 2012 periods, respectively. The decrease was largely due to the mix of content shown versus last year.

Contents

Cost of Concessions. At 18% and 14% of our concessions revenue for the three months ended September 30, 2013 and 2012, respectively, we believe our cost of concessions is close to the industry average of 15% to 20%. Our concession costs as a percentage of concessions revenue can fluctuate based on the mixture of concession products sold and changes in our supply pricing. In the current fiscal period, the cost of product promotions, giveaways, and concession supplies has increased over the prior period.

Salaries and Wages. Our theater employees are mostly part-time hourly employees, supervised by one or more full-time managers at each location. Our payroll expenses contain a fixed component but are also variable and will fluctuate, being generally higher during the peak summer and holiday periods, and also during alternative content events, and lower at other times. The increase from the 2012 period is due to our operation of a larger number of theaters during the three months ended September 30, 2013 versus 2012. However, as a percentage of revenue, the amounts are consistent from period to period.

Facility Lease Expense. Each of our facilities is operated under operating leases that contain renewal options upon expiration. The leases contain provisions that increase rents in certain amounts and at certain times during the initial term, and the leases for certain theaters require percentage rent to be paid upon the achievement of certain revenue targets. We incurred $23 in percentage rent expense as a result of these lease provisions during the three months ended September 30, 2013, and $15 in the 2012 period. The increase from the 2012 period is due to our operation of more theaters in the 2013 period. However, as a percentage of revenue, the amounts are consistent from period to period.

Utilities and Other. Utilities and other expenses consist of utility charges, real estate taxes incurred pursuant to the operating leases for our theaters, and various other costs of operating the theaters. We expect these costs, which are largely fixed in nature, to remain relatively constant for the theaters, with growth in these expenses as we acquire more theaters. The increase in these expenses is due to the operation of more screens during the three months ended September 30, 2013 as compared to 2012. As a percentage of revenue, the increase is due to higher utility charges at our more recently acquired theaters, particularly in California.

General and Administrative Expenses. General and administrative expenses consisted primarily of salaries and wages for our corporate staff, legal, accounting and professional fees associated including those associated with our acquisition of theaters, marketing, and information technology related expenses. The increase in these expenses is due to additional personnel hired to manage our actual and planned growth, along with professional fees for auditing, legal, marketing and information technology. We expect these costs to decrease as a percentage of revenue as we grow and realize increased economies of scale, as was evidenced by the decline from 17 percent of revenue last year, to 11 percent this year. Included in general and administrative expenses is stock compensation expense of $239 and $43  in the 2013 and 2012 periods, respectively, related to issuance of Class A common stock to employees and non-employees for services rendered. We expect to grant additional stock-based awards in the future under our 2012 stock option and incentive plan that was adopted in conjunction with our IPO. Awards may consist of stock options or restricted stock, with or without vesting periods. As of September 30, 2013 and 2012, we had 17 and 11 employees, respectively, on our corporate staff, including our chief executive officer and other officers and staff to support our business development, technology, accounting, and marketing activities.

Change in Fair Value of Earnout.  As of September 30, 2013, the Company increased the Lisbon earn-out from $296 to $355 based on actual results compared to the threshold in the asset purchase agreement, and recognized a fair value change of $59 for the three months ended September 30, 2013.

Depreciation and Amortization. The increase from 2012 is due to our increased asset base, resulting from our acquisitions and subsequent investments in our theaters, including the addition of assets such as digital projection equipment, and other capital improvements we made. We record depreciation and amortization for property and equipment and intangible assets over the estimated useful life of each asset class on a straight line basis. Our largest fixed asset is our digital projection equipment, which had a gross cost of approximately $6,400 as of September 30, 2013 and is being depreciated over a 10-year estimated useful life. We expect digital projection equipment to be a large component of our asset base going forward following any acquisitions that we may consummate, along with other theater equipment and leasehold improvements.

Contents

Interest Expense. The increase in interest expense is due to the Northlight loan, which was outstanding for the entire three months ended September 30, 2013 and only for two days in the 2012 period.

Operating Loss. The increased operating loss was primarily attributable to the higher general and administrative and depreciation and amortization costs, associated with the increased asset base and larger corporate infrastructure which will support our future growth.

Impact of Inflation.  We believe that our results of operations are not materially impacted by the recent moderate changes in the inflation rate.  Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the nine month periods ended September 30, 2013 and 2012, respectively.

Income Taxes.  For the three months ended September 30, 2013 and 2012, we had tax expense of $9 and $17, respectively.

Liquidity and Capital Resources

On September 20, 2012, we sold 6 shares of Series B preferred stock and raised $450.

On September 28, 2012, we entered into a loan agreement for $10,000 with Northlight.  The Northlight loan was used to fund our acquisition of the Lisbon theater for $6,014, pay for previously installed digital systems of $3,334, pay fees associated with the Northlight loan and the Lisbon acquisition, and to provide working capital.

On December 10, 2012, we, together with Start Media, entered into a joint venture to acquire, refit and operate movie theaters.  Start Media has committed to contribute up to $20,000 to JV, including approximately $10,500 contributed through September 30, 2013, of which $10,300 has been funded. In December 2012, JV acquired seven movie theaters (nine of which are located in southern California and one of which is near Phoenix, Arizona) with an aggregate of 74 fully digital screens, for an aggregate purchase price of $13,131, consisting of $8,108 in cash, of which $8,000 was funded by Start Media, plus 887,623 shares of our Class A common stock with a fair value of $4,714 issued, and the assumption of a capital lease for theater equipment. In January and May 2013, Start Media contributed an additional $1,306 and $694 in cash, respectively, to fund anticipated capital expenditures for the JV theaters. In July 2013, Start Media contributed $300 to fund the cash portion of the purchase price of the Torrington theater.

On May 1, 2013, we filed a shelf registration statement on Form S-3 with the SEC, which was later declared effective.  The shelf registration statement, with a maximum aggregate offering of approximately $10,500, allows for the future issuance of Class A common stock, preferred stock, debt securities, warrants, or units.  We may use any proceeds from the shelf offering for various reasons including general corporate purposes, debt repayment, capital expenditures, or future theater acquisitions. In October 2013 we sold 1.1 million shares of Class A Common Stock to several investors for $5.00 per share and received net proceeds of approximately $5,200.

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

Contents

Summary of Cash Flows

(000's)	Three Months ended September 30,
Consolidated Statement of Cash Flows Data:	2013	2012
Net cash (used in) provided by:
Operating activities	$(1,777)	$(3,737)
Investing activities	(343)	(6,102)
Financing activities	(150)	9,251
Net decrease in cash and cash equivalents	$(2,270)	$(588)

Operating Activities

Net cash flows used in operating activities totaled approximately ($1,777) and ($3,737) for the three months ended September 30, 2013 and 2012, respectively. While our net loss was impacted by general and administrative costs which grew in 2013 due to the addition of theaters and the growth of our corporate infrastructure, a payment to our primary vendor of digital systems of $3,334 in the 2012 period was the primary cause of the difference in operating cash from 2013 to 2012.

Investing Activities

Our capital requirements have arisen principally in connection with our acquisitions of theaters, upgrading our theater facilities post-acquisition and replacing equipment. Cash used in investing activities totaled ($343) and ($6,102) for the three months ended September 30, 2013 and 2012, respectively. The decrease from 2012 is due to the cash purchase price for the Lisbon theater acquired in 2012, totaling $6,014.   In the 2013 period, the amount represents the cash purchase price of the Torrington theater. We may also incur significant capital outlays in connection with other acquisitions that we may consummate in the next 12 months, including digital projection equipment and other theater upgrades.  We intend to continue to grow our theater circuit either directly by us or through our JV through selective expansion and acquisitions.

Financing Activities

Net cash provided by (used in) financing activities totaled ($150) and $9,251 for the three months ended September 30, 2013 and 2012, respectively.  The 2013 decrease to net cash provided by financing activities was due mainly to the proceeds of the Northlight loan of $10,000, proceeds from issuance of preferred stock of $450, offset in part by the payment of a note to the seller of Cinema Centers for $832 and payment of financing costs related to the Northlight loan in 2012. We expect to issue equity and debt instruments in the future in connection with our business plan.

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

Contents

A reconciliation of TLCF and Adjusted EBITDA to GAAP net loss is calculated as follows (in thousands):

TLCF reconciliation:

(unaudited)%
	Three months ended September 30,		Increase/
(000's)	2013	2012	(Decrease)
Net loss	$(1,374)	$(661)	108%
Addback:
General and administrative (1)	1,318	737	79%
Depreciation and amortization	1,335	849	57%
Income tax expense	9	17	-47%
Interest expense	427	25	1608%
Other expense	9	-	n/a
Deferred rent expense (5)	105	42	150%
Consolidated TLCF	$1,829	$1,009	81%

Adjusted EBITDA reconciliation:

(unaudited)%
	Three months ended September 30,		Increase/
(000's)	2013	2012	(Decrease)
Net loss	$(1,374)	$(661)	108%
Add back:
Depreciation and amortization	1,335	849	57%
Interest expense	427	25	1608%
Income tax expense	9	17	-47%
Other expense	9	-	100%
Deferred rent expense (5)	105	42	150%
Stock-based compensation (2)	239	43	456%
Non-recurring organizational and M&A-related professional fees (3)	56	43	30%
Management fees (4)	286	-	100%
Start Media's share of adjusted EBITDA	(85)	-	100%
Adjusted EBITDA of Digital Cinema Destinations Corp.	$1,007	$358	-181%
_________

(1)	TLCF is intended to be a measure of theater profitability. Therefore, our corporate general and administrative expenses have been excluded.

(2)
Represents the fair value of shares of Class A common stock and restricted stock awards issued to employees and non-employees for services rendered. As these are non-cash charges, we believe that it is appropriate to show Adjusted EBITDA excluding this item. The increase from the prior year is due to the magnitude of the Lisbon and Ultrastar acquisitions.

Contents

(3)
Primarily represents professional fees incurred in connection with specific acquisitions. Since the amounts will vary depending on the size and quantity of any acquisition, and are not part of ongoing operations of our theaters, we believe that it is appropriate to exclude these items from Adjusted EBITDA.

(4)	To add back management fees to Digiplex from JV.

(5)
Represents non-cash deferred rent expense which is included in facility lease expense in the consolidated statements of operations. As these are non-cash charges, we believe it is appropriate to show TLCF and Adjusted EBITDA excluding this item.

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

Contents

Under our Exhibitor-Buyer Master License Agreement, we earn VPFs fees from the movie studios when a new digital title is shown on our screens. We may receive virtual print fees for up to the total costs of our digital systems, less a base amount of $9 thousand per system, but including any financing costs we may incur, over a maximum period of ten years from the date of our installations. We are eligible to receive these payments for approximately ten years, or until the amount of cumulative VPFs is equal to our costs. VPFs are treated as a reduction of film rent expense in our statements of operations. Below is a summary of the costs we incurred relating to the purchase of our digital projection systems to date less the base amount, the VPFs we have earned, and the administrative fees incurred (which add to the amounts we can receive for virtual print fees). We have incurred financing costs in connection with the acquisition of these systems, which is shown below.

(in thousands)
Balance at June 30, 2013	$4,382
Digital systems costs	240
Financing costs	351
VPFs earned	(290)
Exhibitor contribution	(54)
Administrative costs	27
Balance, September 30, 2013	$4,656

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

Subsequent Events

On October 4, 2013, we entered into Subscription agreements (collectively, the "Subscription Agreements") with investors in a private placement, who agreed to purchase an aggregate of 1,141,000 shares (the "Shares") of the Company's Class A common stock, par value $.01 per share, for a purchase price of $5.00 per share, or an aggregate of approximately $5,705 in gross proceeds. Barrington Research Associates, Inc. ("Barrington") acted as placement agent for the offering of the Shares (the "Offering"). We paid Barrington a commission of 6% of the gross proceeds of the Offering, or an aggregate of $342. The Shares were offered and sold pursuant to a prospectus, dated May 21, 2013, a prospectus supplement dated October 4, 2013, and the shelf registration statement on Form S-3 which was declared effective on May 21, 2013. The closing of the Offering was on October 9, 2013.  We also agreed to reimburse Barrington for its out-of-pocket expenses, in an amount not to exceed $110, including the fees and disbursements of its legal counsel.

On October 23, 2013, we announced the signing of asset purchase agreements to acquire two theater locations – an 8-screen multiplex in Mechanicsburg, PA and a 7-screen multiplex located in Churchville, MD, from Flagship Cinemas. Consideration for these two theaters will be a combination of cash and our Class A common stock.  We also announced the signing of a theater operating lease beginning April 1, 2014, for a 12-screen theater located in New Smyrna Beach, Florida, following our completion of digital projection system installations. The two theaters being acquired from Flagship will be owned and operated by Digiplex and the New Smyrna Beach complex will fall under Digiplex’s theater management agreement with JV.

On November 7, 2013, the Company announced the signing of an asset purchase agreement to acquire one theater having 10 screens located in Londonderry, NH. We also announced an agreement with the landlord of the Williamsport, PA location to add 2 screens to the existing 9-screen theater, resulting in an 11-screen theater.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various legal proceedings in the ordinary course of business. We do not believe that any settlement or judgment regarding current or potential future legal proceedings will have a material effect on our financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index on page 36 herein.

Contents

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL CINEMA DESTINATIONS CORP. (Registrant)

Date: November 8, 2013	By:	/s/ Brian D. Pflug
	Name:	Brian D. Pflug
	Title:	Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation