Form 10-Q
period 2013-12-31
Digital Cinema Destinations Corp.
filed 2014-02-14
CIK 1510326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

As of February 13, 2014, 7,083,528 shares of Class A Common Stock, $0.01 par value, and 849,000 shares of Class B Common Stock, $0.01 par value, were outstanding

 DIGITAL CINEMA DESTINATIONS CORP.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	June 30,
	2013	2013
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$6,992	$3,607
Accounts receivable	740	697
Inventories	148	191
Deferred financing costs, current portion	357	357
Prepaid expenses and other current assets	1,295	1,444
Total current assets	9,532	6,296
Property and equipment, net	29,666	29,171
Goodwill	3,502	3,156
Intangible assets, net	7,012	6,186
Security deposits	209	205
Deferred financing costs, long term portion, net	1,052	1,225
Other assets	107	9
TOTAL ASSETS	$51,080	$46,248
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$1,985	$2,478
Accrued expenses and other current liabilities	3,658	3,964
Notes payable, current portion	1,716	1,373
Capital lease, current portion	162	121
Earn out from theater acquisitions	350	296
Deferred revenue	767	305
Total current liabilities	8,638	8,537
NONCURRENT LIABILITIES
Notes payable, long term portion	8,048	8,615
Capital lease, net of current portion	470	239
Unfavorable leasehold liability, long term portion	141	159
Deferred rent expense	617	407
Deferred tax liability	207	199
TOTAL LIABILITIES	18,121	18,156
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of December 31, 2013 and June 30, 2013, 6 shares of Series B Preferred Stock issued and outstanding as of December 31, 2013 and June 30, 2013 , respectively	-	-
Class A Common stock, $.01 par value: 20,000,000 shares authorized; and 7,035,058 and 5,511,938 shares issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	70	55
Class B Common stock, $.01 par value, 900,000 shares authorized; 849,000 and 865,000 shares issued and outstanding as of December 31, 2013 and June 30, 2013, respectively	9	9
Additional paid-in capital	32,959	25,816
Accumulated deficit	(9,121)	(7,049)
TOTAL STOCKHOLDERS' EQUITY OF DIGITAL CINEMA DESTINATIONS CORP.	23,197	18,831
Noncontrolling interest	9,042	9,261
Total equity	32,959	28,092
TOTAL LIABILITIES AND EQUITY	$51,080	$46,248

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
REVENUES
Admissions	$7,590	$4,752	$15,347	$7,761
Concessions	3,166	1,929	6,504	3,128
Other	440	189	814	327
Total revenues	11,196	6,870	22,665	11,216
COSTS AND EXPENSES
Cost of operations:
Film rent expense	3,936	2,401	7,714	3,813
Cost of concessions	581	317	1,183	482
Salaries and wages	1,297	710	2,747	1,224
Facility lease expense	1,450	811	2,920	1,334
Utilities and other	2,099	1,157	4,484	1,923
General and administrative	1,348	1,208	2,666	1,946
Change in fair value of earnout	(5)	-	54	-
Depreciation and amortization	1,373	1,098	2,708	1,947
Total costs and expenses	12,079	7,702	24,476	12,669

OPERATING LOSS	(883)	(832)	(1,811)	(1,453)

OTHER EXPENSE
Interest expense	(348)	(272)	(699)	(294)
Non-cash interest expense	(76)	(75)	(152)	(78)
Other expense	(40)	(8)	(47)	(8)
LOSS BEFORE INCOME TAXES	(1,347)	(1,187)	(2,709)	(1,833)

Income tax expense	9	47	18	64
NET LOSS	$(1,356)	$(1,234)	$(2,727)	$(1,897)

Net loss attributable to non-controlling interest	331	93	655	93
Net loss attributable to Digital Cinema Destinations Corp.	$(1,025)	$(1,141)	$(2,072)	$(1,804)

Preferred stock dividends	(5)	(5)	(10)	(6)
Net loss attributable to common stockholders	$(1,030)	$(1,146)	$(2,082)	$(1,810)

Net loss per Class A and Class B common share- basic and diluted attributable to common stockholders	$(0.14)	$(0.21)	$(0.30)	$(0.33)

Weighted average common shares outstanding:	7,565,123	5,511,765	7,014,926	5,465,356

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended
	December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(2,727)	$(1,897)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,708	1,947
Deferred tax expense	8	50
Change in fair value of earnout liability	54	-
Stock-based compensation	361	69
Amortization of deferred financing costs included in interest expense	173	17
Amortization of unfavorable lease liability	(18)	(14)
Paid-in-kind interest added to notes payable	152	78
Earnings from investment in Diginext	(53)	-
Changes in operating assets and liabilities:
Accounts receivable	(43)	(441)
Inventories	51	(15)
Prepaid expenses and other current assets	162	(100)
Other assets and security deposits	(4)	(57)
Accounts payable and accrued expenses	(1,293)	1,734
Payable to vendor for digital systems	-	(3,334)
Deferred revenue	462	482
Deferred rent expense	210	90
Net cash provided by (used in) operating activities	203	(1,391)
Investing activities:
Purchases of property and equipment	(538)	(415)
Capital contribution from Start Media, LLC to joint venture	435	8,000
Investment in Diginext	(45)	(5)
Theater acquisitions	(1,229)	(14,122)
Cash acquired in acquisitions	8	40
Net cash used in investing activities	(1,369)	(6,502)
Financing activities:
Repayment of notes payable	(554)	(1,006)
Proceeds from notes payable	-	10,000
Payment under capital lease obligations	(48)	(4)
Payment of financing costs	-	(369)
Proceeds from issuance of Class A common stock	5,704
Proceeds from issuance of preferred stock	-	450
Dividends paid on preferred stock	(10)	(6)
Costs associated with issuance of stock	(541)	(80)
Net cash provided by financing activities	4,551	8,985
Net change in cash and cash equivalents	3,385	1,092
Cash and cash equivalents, beginning of year	3,607	2,037
Cash and cash equivalents, end of period	$6,992	$3,129

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

In September 2012, the Company and Nehst Media Enterprises (“Nehst”) formed a joint venture called Diginext. Under the joint venture agreement, Digiplex and Nehst each have a 50% ownership interest. Nehst will supply Diginext with periodic movie content and the Company has the option to display such content at its locations on an exclusive basis, or may choose to allow non-Digiplex venues to also display the content. The Company pays film rent to Diginext as it would any other movie distributor, and any profits of Diginext, from theatrical revenues as well as net revenues from other ancillary sources will be shared equally by the owners. The Company and Nehst have each made capital contributions of $50 since inception, and the Company is using the equity method to account for its share of earnings from the joint venture. For the six months ended December 31, 2013, Digiplex’s share of net income was $53.  The balance of the Company’s equity investment at December 31, 2013 is $107 and included in other assets.

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

On December 19, 2013, the Company acquired an eight screen movie theater in Mechanicsburg, Pa. (“Mechanicsburg”). The operating results of the Mechanicsburg acquisition are included in the Company’s consolidated results from the date of acquisition. See Note 3.

As of December 31, 2013, the Company operated 20 theaters having 192 screens (the “Theaters”).  Although the Company has announced the signing of asset purchase agreements and/or leases for additional locations, all are subject to further diligence, financing and other closing conditions.  Therefore, there can be no assurance that the Company will complete these planned transactions.

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

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

The Company has incurred net losses since inception. The Company also has contractual obligations related to its debt as of December 31, 2013 and beyond. The Company expects to generate net losses for the foreseeable future. Based on the Company’s cash position at December 31, 2013, expected cash flows from operations, and the Company’s October 2013 issuance of Class A common stock for net proceeds of $5,200, management believes that the Company has the ability to meet its obligations through December 31, 2014. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on the Company’s financial position, results of operations or liquidity.

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

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Rewards Club Program

In August 2013, the Digiplex Rewards Club was implemented, whereby members earn credits for each dollar spent at one of the Company's theaters and earn concession or ticket awards based on the number of credits accumulated. Because the Company believes that the value of the awards granted is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated  cost of providing awards at the time the awards are earned. The Company’s costs of these awards are not significant for the six months ended December 31, 2013. The awards issued under the Digiplex Rewards Club expire 90 days after issuance.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and June 30, 2013, the Company held substantially all of its cash in bank accounts with major financial institutions, and had cash on hand at the Theaters in the normal course of business.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reports accounts receivable net of any allowance for doubtful accounts to represent management’s estimate of the amount that ultimately will be realized in cash. The Company reviews collectability of accounts receivable based on the aging of the accounts and historical collection trends. When the Company ultimately concludes a receivable is uncollectible, the balance is written off. The Company has determined that an allowance for doubtful accounts is not necessary at December 31, 2013 and June 30, 2013.

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

Goodwill

The carrying amount of goodwill at December 31, 2013 and June 30, 2013 was $3,502 and $3,156, respectively. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles — Goodwill and Other —

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Goodwill, the Company has identified its reporting units to be the regions in which the Company conducts its theater operations.

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

The changes in carrying amounts of goodwill are as follows:

Total
Balance as of June 30, 2013	$3,156
Goodwill resulting from the Mechanicsburg acquisition	346
Balance as of December 31, 2013	$3,502

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

The following tables summarize the levels of fair value measurements of the Company’s financial liabilities as of December 31, 2013 and June 30, 2013:

 DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

As of December 31, 2013:
	Level 1	Level 2	Level 3	Total
Earnout from theater acquisitions	-	-	350	350
	$-	$-	$350	$350

As of June 30, 2013:
	Level 1	Level 2	Level 3	Total
Earnout from theater acquisitions	-	-	296	296
	$-	$-	$296	$296

Earnout from acquisitions is a liability to the seller of the Lisbon theater and is based upon meeting certain financial performance targets. Estimates of the fair values of the earnout was estimated by a forecast of theater level cash flow, as defined by the asset purchase agreement. That measure is based on significant inputs that are not observable in the market, which are considered Level 3 inputs.

The following summarized changes in the earnout during the six months ended December 31, 2013:

Total
Balance as of June 30, 2013	$296
Change in fair value of earnout liability for Lisbon acquisition	54
Balance as of December 31, 2013	$350

Key assumptions underlying the initial Lisbon earnout estimate include a discount rate of 12.5 percent and that Lisbon will achieve its forecasted financial performance target in the one year earnout period ended September 28, 2013.  As of December 31, 2013, the Company increased the Lisbon earnout from $296 to $350 based on actual results compared to the threshold in the asset purchase agreement and the final payment.  A fair value change of ($5) and $54 for the three and six months ended December 31, 2013 was recognized. The earnout of $350 was paid to the seller in February 2014.

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

The film rent expense on the unaudited condensed consolidated statement of operations of the Company for the three months ended December 31, 2013 and 2012 was reduced by virtual print fees (“VPFs”) of $291 and $259, respectively under a master license agreement exhibitor-buyer arrangement with a third party vendor. VPFs for the six months ended December 31, 2013 and 2012 were $582 and $504, respectively. VPFs represent a reduction in film rent paid to film distributors. Pursuant to this master license agreement, the Company will purchase and own digital projection equipment and the third party vendor, through its agreements with film distributors, will collect and remit VPFs to the Company, net of a 10% administrative fee. VPFs are generated based on initial display of titles on the digital projection equipment.

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

Reclassification

Certain reclassifications have been made to the fiscal period ended December 31, 2012 financial statements to conform to the current fiscal period ended December 31, 2013 presentation.

Segments

As of December 31, 2013, the Company managed its business under one reportable segment: theater exhibition operations. All Company operations are located in the United States.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

3.            ACQUISITIONS

On December 19, 2013, the Company acquired an eight screen movie theater in Mechanicsburg, Pennsylvania. The provisional purchase price totals $2,756 (assets acquired of $3,076, less an assumed capital lease payable of $320), consisting of $1,258 in cash, and 300,390 shares of the Company’s Class A common stock valued at $1,498, (based on the trading price of $5.54 on the closing date, less a ten percent discount for trading restrictions placed on the stock). On the acquisition date, the Company paid $1,008 in cash and issued 251,850 shares of the Company's Class A common stock. Upon the completion of the Churchville acquisition which the Company has contracted to purchase and is owned by an affiliate of the same seller, the Company will pay the remaining $250 of cash and issue the remaining 48,540 shares of Class A common stock for the Mechanicsburg location. If the Churchville acquisition does not close by March 14, 2014, the Company will not be required to pay and issue these amounts and the purchase price will be adjusted accordingly.  The purchase price was provisionally allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The provisional allocation of the provisional purchase price is based on management’s judgment after evaluating several factors, using assumptions for the income and royalty rate approaches and the discounted earnings approach, and projections determined by Company management. The Company is in the process of finalizing the fair values of the assets acquired and liabilities assumed, including evaluation of the operating lease. The Company incurred approximately $20 in acquisition costs which was expensed and included in general and administrative expenses in the unaudited condensed consolidated statement of operations for the six months ended December 31, 2013.

The provisional allocation of the purchase price for the Mechanicsburg theater was as follows:

Mechanicsburg
Theater
ASSETS
Cash	$4
Inventory	4
Property and equipment	1,313
Favorable leasehold interest	937
Covenants not to compete	472
Goodwill	346
Total assets acquired	3,076

LIABILITIES AND OTHER
Consideration to be paid for theater acquisition	492
Capital lease liability assumed	320
Issuance of Class A common stock	1,256
Total purchase price paid in cash	$1,008

On July 19, 2013, JV acquired a six screen movie theater in Torrington, Connecticut. The purchase price totals $612 (assets acquired of $790, less an assumed promissory note of $178), consisting of $221 in cash, and 73,770 shares of the Company’s Class A common stock valued at $391, (based on the trading price of $5.89 on the closing date, less a ten percent discount for trading restrictions placed on the stock). Accordingly, the purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of the purchase price is based

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

on  management’s judgment after evaluating several factors, using assumptions for the income and royalty rate approaches and the discounted earnings approach, and projections determined by Company management. The Company incurred approximately $4 in acquisition costs which was expensed and included in general and administrative expenses in the unaudited condensed consolidated statement of operations for the six months ended December 31, 2013.  The Company finalized the Torrington purchase price allocation as of December 31, 2013.

The allocation of the purchase price for the Torrington theater was as follows:

Torrington
Theater
ASSETS
Cash	$4
Prepaid expenses	13
Inventory	4
Property and equipment	385
Favorable leasehold interest	299
Covenants not to compete	85
Total assets acquired	790

LIABILITIES AND OTHER
Notes payable assumed	178
Issuance of Class A common stock	391
Total purchase price paid in cash	$221

The results of operations of Mechanicsburg and Torrington are included in the unaudited condensed consolidated statement of operations from their respective acquisition dates. The following are the unaudited pro forma results of operations of the Company for the three and six months ended December 31, 2013 and 2012, respectively, as if the acquisitions were completed on July 1, 2012.

These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Three Months ended December 31,		Six Months ended December 31,
	2013	2012	2013	2012
Revenues	$11,607	$7,668	$23,800	$12,812
Net loss	(1,398)	$(1,304)	(2,810)	$(1,978)

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

4.           START MEDIA/ DIGIPLEX JOINT VENTURE

As of June 30, 2013, Digiplex contributed 887,623 shares of Class A Common Stock to the JV, and Start Media contributed $10,000 in cash. In July 2013, Start Media contributed $300 in cash and Digiplex contributed 73,770 shares of the Company’s Class A common stock valued at $391, to fund the Torrington acquisition, and both Start Media’s and Digiplex’s interest in the JV was adjusted accordingly.  In November 2013, Start Media and Digiplex contributed $135 and $100 in cash, respectively.  JV is managed by a four person board of managers, two of whom Digiplex designates and two of whom are designated by Start Media. Majority vote is required for JV actions. At December 31, 2013, Digiplex and Start Media owned 34% and 66% of the equity of JV, respectively.

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

Management fees earned by Digiplex for the three months ended December 31, 2013 and 2012 were $275 and $52, respectively. Management fees earned by Digiplex for the six months ended December 31, 2013 and 2012 were $560 and $52, respectively.   JV records these fees as general and administrative expenses, and Digiplex records an offset to general and administrative expenses. These fees are eliminated in consolidation.

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

Digiplex’s and Start Media’s respective percentage ownerships in JV will depend upon their respective aggregate capital contributions, in each case denominated in units of membership interests. Start Media has committed to contribute up to $20,000 to JV, inclusive of approximately $10,435 of capital contributions, for theater acquisitions and budgeted expenses. Start Media will receive additional membership units in consideration for capital contributions in excess of its initial contribution as additional capital is required, based on the fair market value of JV determined under a formula set forth in the JV Operating Agreement (the “Formula”). Digiplex has a right, but not the obligation, to contribute additional capital to JV, which under certain circumstances may be made by the issuance and delivery of shares of Digiplex’s Class A common stock to sellers of theaters acquired by JV, and thereby acquire additional membership units based on the Formula, provided that our percentage interest does not exceed 50% as the result of our acquisition of additional units. While Start Media has the right to participate in future theater acquisitions, it is not obligated to do so.

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

5.           ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,	June 30,
	2013	2013
VPFs	$560	$470
Advertising	149	180
Other	31	47
Total	$740	$697

6.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,	June 30,
	2013	2013
Insurance	$126	$215
Projector and other equipment maintenance	238	246
Real estate taxes	71	82
Note receivable (1)	74	89
Due from former theater owners (1)	293	299
Due from Start Media	225	290
Other theater operating	114	84
Other expenses	154	139
Total	$1,295	$1,444

(1) The note receivable of $74 and $55 of the due from theater owner was from the former owner of the Lisbon theater, and was paid in February 2014 in connection with the finalization of the Lisbon earnout.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

7.           PROPERTY AND EQUIPMENT

Property and equipment, net was comprised of the following:

	December 31,	June 30,
	2013	2013
Furniture and fixtures	$5,556	$4,931
Leasehold improvements	13,427	12,820
Building and improvements	4,636	4,627
Digital systems and related equipment	6,619	6,071
Equipment and computer software	4,423	3,976
	34,661	32,425
Less: accumulated depreciation and amortization	(4,995)	(3,254)
Total property and equipment, net	$29,666	$29,171

8.           INTANGIBLE ASSETS

Intangible assets, net consisted of the following as of December 31, 2013:

	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$3,016	$1,768	$1,248	3-5
Covenants not to compete	2,463	798	1,665	3
Favorable leasehold interest	4,607	508	4,099	Remaining lease term
	$10,086	$3,074	$7,012

Intangible assets, net consisted of the following as of June 30, 2013:

	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$3,016	$1,302	$1,714	3-5
Covenants not to compete	1,906	493	1,413	3
Favorable leasehold interest	3,371	312	3,059	Remaining lease term
	$8,293	$2,107	$6,186

The weighted average remaining useful life of the Company’s trade names, covenants not to compete, and favorable leasehold interests is 3.07 years, 2.28 years and 15.92 years, respectively, as of  December 31, 2013.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Expected amortization of intangible assets over the next five fiscal years is as follows:

June 30,	Total
2014 (remaining six months)	$1,127
2015	1,996
2016	923
2017	492
2018	393
2019	393

9.           LEASES

The Company accounts for all of its facility leases as operating leases. Minimum lease payments under all non-cancelable operating leases with terms in excess of one year as of December 31, 2013, are summarized for the following fiscal years:

June 30,	Total
2014 (remaining six months)	$3,076
2015	6,278
2016	6,162
2017	5,525
2018	5,015
2019	4,742
Thereafter	23,937
Total	$54,735

Certain of the Company’s Theater leases require the payment of percentage rent if certain revenue targets are exceeded. For the three months ended December 31, 2013 and 2012, the Company recorded $22 and $73, respectively, of percentage rent expense in the unaudited condensed consolidated statements of operations. The Company recorded $45 and $88 for the six months ended December 31, 2013 and 2012 respectively.

CAPITAL LEASES

The Company leases certain theater equipment under capital leases that expire to fiscal year 2018, with imputed interest rates of 5.0% to 8.0% per annum. Repayment of the capital lease obligation is based on a percentage of revenue generated from the usage of the underlying theater equipment. The assets are being amortized over the shorter of their lease terms or their estimated useful lives. The applicable amortization is included in depreciation and amortization expense in the accompanying unaudited condensed consolidated statement of operations.  Amortization of assets under capital leases during the three months ended December 31, 2013 and 2012 was $28 and $5 respectively. Amortization of assets under capital leases during the six months ended December 31, 2013 and 2012 was $49 and $5 respectively.

The following is a summary of property held under capital leases included in property and equipment:

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

	December 31,	June 30,
	2013	2013
Equipment	$729	$409
Less: accumulated amortization	(103)	(54)
Net	$626	$355

 Future maturities of capital lease payments as of December 31, 2013 for each of the lease lives and in the aggregate are:

December 31,	Total
2014	$200
2015	176
2016	176
2017	168
2018	-
Total minimum payments	720
Less: amount representing interest	(88)
Present value of minimum payments	632
Less: current portion	(162)
$470

10.           COMMITMENTS AND CONTINGENCIES

The Company believes that it is in substantial compliance with all relevant laws and regulations, and is not aware of any current, pending or threatened litigation that could materially impact the Company.

The Company has entered into employment contracts, to which we refer to as the “employment contracts”, with four of its current executive officers. Under the employment contracts, each executive officer is entitled to severance payments in connection with the termination of the executive officer’s employment by the Company “without cause”, by the executive officer for “good reason”, or as a result of a “change in control” of the Company (as such terms are defined in the employment contracts). Pursuant to the employment contracts, the maximum amount of payments and benefits in the aggregate, if such executives were terminated (in the event of a change of control) would be approximately $1,240.

A. Dale Mayo, the Company’s Chief Executive Officer (“CEO”), is entitled to additional compensation based on the amount of revenues the Company generates, as specified in his employment contract. For the three months ended December 31, 2013 and 2012, the Company recorded $65 and $60 of compensation expense under this arrangement.  For the six months ended December 31, 2913 and 2012, the Company recorded $140 and $120 under this arrangement.

All of the Company’s operations as of December 31, 2013, are located in Pennsylvania, New Jersey, Connecticut, California, Arizona and Ohio, with the customer base being public attendance. The Company’s main suppliers are the major movie studios, primarily located in the greater Los Angeles area. Any events impacting the regions the Company operates in, or impacting the movie studios, who supply movies to the Company, could significantly impact the Company’s financial condition and results of operations.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

11.           STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Capital Stock

As of December 31, 2013, the Company’s authorized capital stock consisted of:

• 20 million shares of Class A common stock, par value $0.01 per share;

• 900,000 shares of Class B common stock, par value $0.01 per share;

• 10 million shares preferred stock, par value $0.01 per share;

Of the authorized shares of Class A common stock, 7,083,598 shares were issued and outstanding as of December 31, 2013. Of the authorized shares of Class B common stock, 849,000 shares were issued and outstanding as of December 31, 2013, all of which are held by the Company’s CEO. In August 2013, 16,000 shares of Class B common stock previously outstanding automatically converted into 16,000 shares of Class A common stock on transfer by the holder (as bona fide gifts) and cannot be reissued. Of the authorized shares of preferred stock, 6 shares of Series B Preferred Stock were issued and outstanding as of December 31, 2013.  The material terms and provisions of the Company’s capital stock are described below.

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

In October 2013, the Company sold 1,141,000 shares of Class A common stock to several investors for $5.00 per share and received net proceeds of $5,200.  Such issuance took place pursuant to a May 2013 shelf registration statement the Company had filed with the SEC.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

During the six months ended December 31, 2013, the Company issued 25,000 shares of Class A common stock to vendors for services rendered in the ordinary course of business.

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

Stock-Based Compensation and Expenses

During the six months ended December 31, 2013, the Company issued restricted stock awards totaling 137,000 shares of its Class A common stock to employees, which vests over a period of three years and a non-employee that vested when performance was complete.

The total stock-based compensation was $122 and $26 for the three months ended December 31, 2013 and 2012, respectively, and is included in general and administrative expense in the unaudited condensed consolidated statement of operations. Total stock- based compensation was $361 and $69 for the six months ended December 31, 2013 and 2012, respectively.

The following summarizes the activity of the unvested share awards for the three months ended December 31, 2013:

Unvested balance at June 30, 2013	88,869
Issuance of awards	137,000
Vesting of awards	(15,500)
Unvested balance at December 31, 2013	210,369

The weighted average remaining vesting period as of December 31, 2013 is 1.41.  As of December 31, 2013, there was $1,041 of remaining expense associated with unvested share awards.

12.           NOTES PAYABLE

On September 28, 2012, the Company entered into a loan agreement with Northlight Trust I for $10,000 due September 28, 2017, at an interest rate equal to 30 day LIBOR plus 10.50% per annum, with a 2.5% floor (the “Northlight loan”). The Company expects the 2.5% floor to be applicable due to the current LIBOR rates. During the first 18 months from the closing date, all interest in excess of 10.00% per annum that would otherwise be paid in cash during the 18-month period may, at the Company’s option, may be

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

paid in kind (“PIK interest”), and thereafter all interest due is payable in cash. PIK interest, if any, will be added to the principal balance of the loan. The Company primarily used the net proceeds from the Northlight loan to acquire certain assets and assume certain liabilities of Lisbon, pay the obligation to a vendor for digital systems, pay fees and expenses associated with the Northlight loan and the Lisbon acquisition, and to provide working capital. Interest and principal payments under the terms of the Northlight loan commenced on October 31, 2012. The Northlight loan is collateralized by, among other things, the Company’s membership interest in each of the Company’s operating subsidiaries and all of the operating subsidiaries’ assets, including the theater leases, and requires meeting certain financial covenant ratios. As of December 31, 2013, the Company was in compliance with all financial covenants. For the three months ended December 31, 2013 and 2012, $13 and $17 of amortization of deferred financing costs for the Northlight loan were included in interest expense on the unaudited condensed consolidated statement of operations.  For the six months ended December 31, 2013 and 2012, $33 and $17 of amortization of deferred financing costs for the Northlight loan were included in interest expense on the unaudited condensed consolidated statement of operations.

The principal payments due as of December 31, 2013 over the remainder of the term of the Northlight loan are summarized as follows, in years:

December 31,	Total
2014	$1,671
2015	1,671
2016	1,671
2017 (includes PIK interest accrued to date of $381)	4,590
Total	9,603
Less: current portion	(1,671)
$7,932

The Northlight loan is mandatorily prepayable from 25% of the Company’s Excess Cash Flow (earnings before interest, taxes, depreciation, as adjusted, as further defined in the Northlight loan agreement) beginning on September 30, 2013 and annually thereafter.  No payment was due in connection with the September 30, 2013 calculation.

 In connection with the acquisition of Torrington, the Company assumed a promissory note for certain digital projection equipment, with an outstanding balance as of December 31, 2013 of $161. The note is payable monthly, is due March 2017 and has an interest rate of 7%.

The principal payments due as of December 31, 2013 over the remainder of the term of the Torrington promissory note are summarized as follows, in fiscal years:

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

December 31,	Total
2014	$45
2015	49
2016	52
2017	15
Total	161
Less: current portion	(45)
$116

13.           INCOME TAXES

The Company recorded income tax expense of approximately $9 and $47 for the three months ended December 31, 2013 and 2012, respectively and approximately $18 and $64 for the six months ended Decermber 31, 2013 and 2012, respectively. The Company's tax provision for all periods had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded for the six months ended December 31, 2013 and 2012 included the accrual of non-cash tax expense of approximately $12 and $15, respectively of changes in the valuation allowance in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The Company expects the naked credit to result in approximately $25 of additional non-cash income tax expense over the remainder of the year ending June 30, 2014.

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. For the six months ended December 31, 2013 and 2012, the differences between the effective tax rate of (0.9)% and (3.3)%, respectively, and the U.S. federal statutory rate of 35% principally resulted from state and local taxes, graduated federal tax rate reductions, non-deductible expenses and changes to the valuation allowance.

14.           RELATED PARTY TRANSACTIONS

The total rent expense under operating leases with a landlord that owns the Rialto and Cranford premises and owns shares of the Company’s Class A common stock was $100 and $130 for the three months ended December 31, 2013 and 2012, respectively, and $199 and $220 for the six months ended December 31, 2013 and 2012, respectively.

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

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

The following table sets forth the computation of basic net loss per share of Class A and Class B common stock of the Company (in millions, except share and per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Numerator for basic and diluted loss per share
Net loss attributable to Digital Cinema Destinations Corp.	$(1,025)	$(1,141)	$(2,072)	$(1,804)
Preferred dividends	(5)	(5)	(10)	(6)
Net loss attributable to common stockholders	$(1,030)	$(1,146)	$(2,082)	$(1,810)
Denominator
Weighted average shares of common stock outstanding (1)	7,565,123	5,511,765	7,014,926	5,465,356
Basic and diluted net loss per share of common stock	$(0.14)	$(0.21)	$(0.30)	$(0.33)

(1)The Company has incurred net losses and, therefore, the impact of dilutive potential common stock equivalents totaling 820,402 and 613,173 shares for the three and six months ended December 31, 2013 and 2012, respectively has been excluded from the loss per share calculations.

16.           SUPPLEMENTAL CASH FLOW DISCLOSURE

	Six Months Ended
	December 31,
	2013	2012
Fair value of earnout recorded at acquisition	$-	$550
Cash paid for interest	381	296
Amount offset on note repayment	-	168
Common stock issued for Ultrastar theaters	-	4,714
Issuance of warrants to Start Media	-	954
Common stock issued for acquisition of Torrington theater	391	-
Common stock issued for acquisition of Mechanicsburg theater	1,256	-
Consideration to be paid for Mechanicsburg acquisition	492	-
Conversion of Class B common stock into Class A	1	-

17.           SUBSEQUENT EVENT

In February 2014, JV and an Ultrastar entity signed an asset purchase agreement to sell JV's 7-screen Mission Valley theater in San Diego, CA that it originally purchased from UltraStar in December 2012 for 361,599 shares of the Company's Class A common stock and $37,500 in cash.  JV had been operating the theater under a lease in which the landlord had an early termination option.  Primarily for that reason, 342,000 of the share consideration paid in the 2012 transaction was being held under a long-term escrow arrangement, and those shares will now be transferred to JV as part of the purchase price for the theater, along with consideration for cash and inventory, which will result in a gain on the sale.  Since there was no agreement or plan of disposition regarding the theater as of December 31, 2013, and various uncertainties then existed as to whether any transaction would occur, the Company has concluded that the theater should not be classified as having been held for sale as of that date.  The intended closing date of the sale is February 14, 2014.

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

Overview
(in thousands, except share data dollars)

At December 31, 2013, we operated 20 theaters located in New Jersey, Connecticut, Pennsylvania, California, Arizona and Ohio, consisting of 192 screens. Our theaters had over 993,000 and 618,000 attendees for the three months ended December 31, 2013 and 2012, respectively (for the portions of the periods we operated them).

Our theaters operated as of December 31, 2013 are:

Date Acquired	City/ State	Number of Screens	Approximate Number of Seats
12/31/10	Cranford, NJ	5	642
12/31/10	Westfield, NJ	6	956
02/18/11	Bloomfield, CT	8	1,119
04/20/12	Bloomsburg, PA	11	1,883
04/20/12	Camp Hill, PA	12	2,403
04/20/12	Reading, PA	10	2,035
04/20/12	Selinsgrove, PA	12	2,048
04/20/12	Williamsport, PA	9	1,721
09/29/12	Lisbon, CT	12	2,107
12/14/12	Surprise, AZ (1) (2)	14	2,696
12/18/12	Apple Valley, CA (1)	14	2,568
12/18/12	San Diego, CA (1)	7	1,404
12/18/12	Bonsall, CA (1)	6	867
12/18/12	Poway, CA (1)	10	2,217
12/19/12	Oceanside, CA (1)	13	1,659
12/20/12	Temecula, CA (1)	10	1,775
01/01/13	Sparta, NJ (1)	3	264
02/01/13	Solon, OH (1)	16	2,826
07/19/13	Torrington, CT (1)	6	1,021
12/19/13	Mechanicsburg, PA	8	1,182
	Total	192	33,393

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

As of December 31, 2013, JV operated 10 theaters with 99 screens, including the Ultrastar Acquisitions, theaters in Sparta, NJ and Solon, OH that were leased in January and February 2013, respectively and a theater in Torrington, CT acquired in July 2013.  All of the JV locations are operated by us pursuant to management agreements (the “Management Agreements”) whereby we have full day to day responsibility for all aspects of theater operations, and we receive a fee equal to 5% of the gross revenues of these theaters.

On December 19, 2013, Digiplex acquired an eight screen movie theater in Mechanicsburg, Pennsylvania.  The theater was equipped with digital projection systems before Digiplex began operating the theater.

At December 31, 2013, Digiplex and Start Media owned 34% and 66% of the equity of JV, respectively. Our plan to expand our business is based on our business strategy, centered on our slogan “cinema reinvented,” and includes:

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

Components of Operating Results

Revenues

We generate revenues primarily from admissions and concession sales, with additional revenues from screen advertising sales and other revenue streams, such as theater rentals and private parties. Our advertising agreement with National CineMedia, LLC (“NCM”) has assisted us in expanding our offerings to domestic advertisers and will be broadening ancillary revenue sources, such as digital video monitor advertising and third party branding. Our alternative content agreements with NCM and others has assisted us in expanding our alternative content offerings, such as live and pre-recorded concert events, opera, ballet, sports programs, and other cultural events. In addition to NCM, we select, market and exhibit alternative content from a variety of other sources, including Emerging Pictures, Cinedigm Corp., Screenvision, DigiNext, and others as they offer their programs to us. Our 20 theaters are located in “free zones,” or areas that permit us to acquire movies from any distributor. As such, we display all of the leading movies and can tailor our offerings to each of our markets.

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

Shelf Registration. In May 2013, we filed a registration statement (the maximum amount is subject to adjustment), which has been declared effective by the Securities and Exchange Commission, and permits the sale of a broad range of securities for maximum aggregate offerings of approximately $10,500. Any proceeds can be used for a variety of items, including acquisitions, debt repayment and general corporate purposes. In October 2013, we sold 1.1 million shares of our Class A Common Stock to several investors under the registration statement and received net proceeds of approximately $5,200.

Digital Projector Installation. At December 31, 2013, all of our 192 screens were equipped with digital projectors and related hardware and software. 128 of the 192 systems had been installed before our acquisition of the theaters, and the remaining 64 systems were installed under our ownership, at a total cost of approximately $6,600. We earn VPFs, described under Components of Operating Results, on 99 systems and do not earn VPFs on 93 digital systems, as these systems are owned by an unrelated digital cinema integrator. However, we have full use of these systems under a master license agreement, and we have the option to purchase these systems at fair market value after the systems have been in use for a ten-year period.

Alternative Content Program Launch. Along with the continued display of traditional feature movies, a cornerstone of our business strategy is to exhibit opera, ballet, concerts, and sporting events, children’s programming and other forms of alternative content in our theaters. Using our 192 digital systems (76 of which are equipped to show 3D events), we can show live and pre-recorded 2D and 3D events at off-peak times to increase the utilization of our theaters. Going forward we expect at least 40% of any new screens to be 3D-enabled.

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

The following table sets forth the percentage of total revenues represented by statement of operations items included in our unaudited condensed consolidated statements of operations for the periods indicated (dollars and attendance in thousands, except average ticket prices and average concession per patron and other non-cash items):

Results of Operations

	Three months ended December 31,
(Amounts in thousands, except per patron data)	2013		2012
Revenues:	$	%	$	%
Admissions	$7,590	68	$4,752	69
Concessions	3,166	28	1,929	28
Other	440	4	189	3
Total revenues	11,196	100	6,870	100

Cost of operations:
Film rent expense (1)	3,936	52	2,401	51
Cost of concessions (2)	581	18	317	16
Salaries and wages (3)	1,297	12	710	10

Facility lease expense (3)	1,450	13	811	12
Utilities and other (3)	2,099	19	1,157	17
General and administrative (3)	1,348	12	1,208	18
Change in fair value of earnout (3)	(5)	-	-	-
Depreciation and amortization (3)	1,373	12	1,098	16
Total costs and expenses (3)	12,079	108	7,702	112
Operating loss (3)	(883)	(8)	(832)	(12)
Interest expense	(424)	(4)	(347)	(5)
Other	(40)	-	(8)	-
Loss before income taxes (3)	(1,347)	(12)	(1,187)	(17)
Income taxes (4)	9	(1)	47	(4)
Net loss (3)	$(1,356)	(12)	$(1,234)	(18)
Net loss attributable to non-controlling interest (10)	331	24	93	8
Net loss attributable to Digital Cinema Destinations Corp. (10)	$(1,025)	76	$(1,141)	92
Preferred stock dividends	(5)	-	(5)	-
Net loss attributable to common stockholders (10)	$(1,030)	76	$(1,146)	93
Other operating data:
Consolidated Theatre Level Cash Flow (5)	$1,943	17	$1,553	23
Management fees (9)	$275	2	$52	1

Adjusted EBITDA of Digital Cinema Destinations Corp (6)	$950	8	$644	9
Attendance	993,147	*	618,958	*
Average ticket price (7)	$7.93	*	$7.71	*
Average concession per patron (8)	$3.31	*	$3.13	*

__________
*	Not meaningful

(1)	Film rent expense percentage calculated as a percentage of admissions revenues.

(2)	Cost of concessions percentage calculated as a percentage of concessions revenues.

(3)	Percentage calculated as a percentage of total revenues.

(4)	Calculated as a percentage of pre-tax loss.

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

(7)	Calculated as admissions revenue/ paid attendance of 956,867 in 2013 and 616,520 in 2012, respectively. Paid attendance excludes certain theater rental activity, such as parties and film festivals.
(8)	Calculated as concessions revenue/ paid attendance of 956,867 in 2013 and 616,520 in 2012, respectively. Paid attendance excludes certain theater rental activity, such as parties and film festivals.
(9)	Management Fees earned by Digiplex to operate the theaters of the JV.
(10)	Percentage calculated as a percentage of net loss.

Three Months Ended December 31, 2013 and 2012

At December 31, 2013, we operated 20 theaters located in New Jersey, Connecticut and Pennsylvania, California, Arizona and Ohio consisting of 192 screens. At December 31, 2012, we operated 16 theaters located in New Jersey, Connecticut and Pennsylvania, California and Arizona consisting of 159 screens. Our theaters had over 993,000 and 618,000 attendees for the three months ended December 31, 2013 and 2012, respectively (for the portions of the periods we operated them). According to Box Office Mojo, the overall North American box office results for the three months ended December 31, 2013 had decreased by approximately 0.4% from the comparable 2012 period.

Admissions and Concessions. Our admissions and concessions revenues increased by 61%, due to our increased screen count in the three months ended December 31, 2013 as compared to 2012.  In addition, our emphasis on alternative content programming has resulted in incremental admissions and concessions revenue. Our average ticket and concession price increases was due to our entry into new markets with higher prices generally, our continued focus on alternative programming which generally has higher admission pricing, and new concession menu offerings.

Other Revenues. Other revenues consist of advertising revenues, theater rentals for parties, festivals, camps, ATM and game machine fees and other activities. Advertising revenue was $260 for the three months ended December 31, 2013 period compared to $126 in the 2012 period.

Film Rent Expense. Film rent expense is a variable cost that fluctuates with box office revenues. We generally expect film rent expense (excluding VPF’s) to range from 50% to 60% of admissions revenues, with art and independent titles at the lower end of the range and mainstream movie titles at the middle to high end of the range. Film rent expense as a percentage of box office revenues was 52% in the three months ended December 31, 2013 as compared to the 2012 period of 51%. The increase was due primarily to product mix.  Included as a reduction of film rent expense in the 2013 period on the systems we own is $292 of VPFs that we receive from a third party vendor, associated with digital titles that we play from the studios, as compared to $259 in 2012. Excluding VPFs, film rent expense would have been 56% of admissions revenues in both the 2013 and 2012 periods.

Cost of Concessions. At 18% and 16% of our concessions revenue for the three months ended December 31, 2013 and 2012, respectively, we believe our cost of concessions is close to the industry average of 15% to 20%. Our concession costs as a percentage of concessions revenue can fluctuate based on the mixture of concession products sold and changes in our supply pricing. In the current fiscal period, the cost of product promotions, giveaways, and concession supplies has increased over the prior period.

Salaries and Wages. Our theater employees are mostly part-time hourly employees, supervised by one or more full-time managers at each location. Our payroll expenses contain a fixed component but are also variable and will fluctuate, being generally higher during the peak summer and holiday periods, and also during alternative content events, and lower at other times. The increase from the 2012 period is due to our operation of a larger number of theaters during the three months ended December 31, 2013 versus 2012.

Facility Lease Expense. Each of our facilities is operated under operating leases that contain renewal options upon expiration. The leases contain provisions that increase rents in certain amounts and at certain times during the initial term, and the leases for certain theaters require percentage rent to be paid upon the achievement of certain revenue targets.  As a percentage of revenue, the increase is due to higher facility lease expenses at our more recently acquired theaters, particularly in California.

Utilities and Other. Utilities and other expenses consist of utility charges, real estate taxes incurred pursuant to the operating leases for our theaters, and various other costs of operating the theaters. We expect these costs, which are largely fixed in nature, to remain relatively constant for the theaters, with growth in these expenses as we acquire more theaters. The increase in these expenses is due to the operation of more screens during the three months ended December 31, 2013 as compared to 2012. As a percentage of revenue, the increase is due to higher utility charges at our more recently acquired theaters, particularly in California.

General and Administrative Expenses. General and administrative expenses consisted primarily of salaries and wages for our corporate staff, legal, accounting and professional fees associated including those associated with our acquisition of theaters, marketing, and information technology related expenses. The increase in these expenses is due to additional personnel hired to manage our actual and planned growth, along with professional fees for auditing, legal, marketing and information technology. We expect these costs to decrease as a percentage of revenue as we grow and realize increased economies of scale, as was evidenced by the decline from 18 percent of revenue last year, to 12 percent this year. Included in general and administrative expenses is stock compensation expense of $122 and $26  in the 2013 and 2012 periods, respectively, related to issuance of Class A common stock to employees and non-employees for services rendered. We expect to grant additional stock-based awards in the future under our 2012 stock option and incentive plan that was adopted in conjunction with our IPO as amended in February 2014.  Awards may consist of stock options or restricted stock, with or without vesting periods. As of December 31, 2013 and 2012, we had 20 employees (two of which are part-time and 13 employees, respectively, on our corporate staff, including our chief executive officer and other officers and staff to support our business development, technology, accounting, and marketing activities.

Change in Fair Value of Earnout.  As of December 31, 2013, the Company increased the Lisbon earnout from $296 at June 30, 2013 to $350 based on actual results compared to the threshold in the asset purchase agreement and the final payment in February 2014.  During the three months ended December 31, 2013, the Company recognized a fair value change of ($5).  During the three months ended December 31, 2012, there were no fair value changes to the earnout.

Depreciation and Amortization. The increase from 2012 is due to our increased asset base, resulting from our acquisitions and subsequent investments in our theaters, including the addition of assets such as digital projection equipment, and other capital improvements we made. We record depreciation and amortization for property and equipment and intangible assets over the estimated useful life of each asset class on a straight line basis. Our largest fixed asset is our digital projection equipment, which had a gross cost of approximately $6,600 as of December 31, 2013 and is being depreciated over a 10-year estimated useful life. We expect digital projection equipment to be a large component of our asset base going forward following any acquisitions that we may consummate, along with other theater equipment and leasehold improvements.

Interest Expense. Interest expense is due mainly to the Northlight loan and capital leases for the three months ended December 31, 2013.

Operating Loss. The increased operating loss was primarily attributable to the higher general and administrative and depreciation and amortization costs, associated with the increased asset base and larger corporate infrastructure which will support our future growth.

Impact of Inflation.  We believe that our results of operations are not materially impacted by the recent moderate changes in the inflation rate.  Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the nine month periods ended December 31, 2013 and 2012, respectively.

Income Taxes.  For the three months ended December 31, 2013 and 2012, we had tax expense of $9 and $47, respectively.

	Six months ended December 31,
(Amounts in thousands, except per patron data)	2013		2012
Revenues:	$	%	$	$	%
Admissions	$15,347	137	$7,761		113
Concessions	6,504	58	3,128		46
Other	814	7	327		5
Total revenues	22,665	202	11,216		163

Cost of operations:
Film rent expense (1)	7,714	50	3,813		49
Cost of concessions (2)	1,183	18	482		15
Salaries and wages (3)	2,747	12	1,224		11
Facility lease expense (3)	2,920	13	1,334		12
Utilities and other (3)	4,484	20	1,923		17
General and administrative (3)	2,666	12	1,946		17
Change in fair value of earnout (3)	54	-	-		-
Depreciation and amortization (3)	2,708	12	1,947		17
Total costs and expenses (3)	24,476	108	12,669		113
Operating loss (3)	(1,811)	(8)	(1,453)		(13)
Interest expense (3)	(851)	(4)	(372)		(3)
Other (3)	(47)	-	(8)		-
Loss before income taxes (3)	(2,709)	(12)	(1,833)		(16)
Income taxes (4)	18	(1)	64		(3)
Net loss (3)	$(2,727)	(12)	$(1,897)		(17)
Net loss attributable to non-controlling interest (10)	655	24	93		5
Net loss attributable to Digital Cinema Destinations Corp. (10)	$(2,072)	76	$(1,804)		95
Preferred stock dividends	(10)	0	(6)		0
Net loss attributable to common stockholders (10)	$(2,082)	76	$(1,810)		95
Other operating data:
Consolidated Theatre Level Cash Flow (5)	$3,773	17	$2,554		23
Management fees (9)	$560	2	$52		0

Adjusted EBITDA of Digital Cinema Destinations Corp (6)	$1,958	9	$997		9
Attendance	2,070,497	*	1,035,090		*
Average ticket price (7)	$7.76	*	$7.52		*
Average concession per patron (8)	$3.29	*	$3.03		*
__________
*	Not meaningful

(1)	Film rent expense percentage calculated as a percentage of admissions revenues.

(2)	Cost of concessions percentage calculated as a percentage of concessions revenues.

(3)	Percentage calculated as a percentage of total revenues.

(4)	Calculated as a percentage of pre-tax loss.

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

(7)
Calculated as admissions revenue/ paid attendance of 1,978,568 in 2013 and 1,038,652 in 2012, respectively. Paid attendance excludes certain theater rental activity, such as parties and film festivals.

(8)
Calculated as concessions revenue/ paid attendance of 1,978,568 in 2013 and 1,038,652 in 2012, respectively. Paid attendance excludes certain theater rental activity, such as parties and film festivals.

(9)	Management Fees earned by Digiplex to operate the theaters of the JV.
(10)	Percentage calculated as a percentage of net loss.

Six Months Ended December 31, 2013 and 2012

At December 31, 2013, we operated 20 theaters located in New Jersey, Connecticut and Pennsylvania, California, Arizona and Ohio consisting of 192 screens. At December 31, 2012, we operated 16 theaters located in New Jersey, Connecticut and Pennsylvania, California and Arizona consisting of 159 screens. Our theaters had over 2,070,000 and 1,035,000 attendees for the six months ended December 31, 2013 and 2012, respectively (for the portions of the periods we operated them). According to Box Office Mojo, the overall North American box office results for the six months ended December 31, 2013 had increased by approximately 4.2% from the comparable 2012 period.

Admissions and Concessions. Our admissions and concessions revenues increased by 101%, due to our increased screen count in the six months ended December 31, 2013 as compared to 2012.  In addition, our emphasis on alternative content programming has resulted in incremental admissions and concessions revenue. Our average ticket and concession price increases was due to our entry into new markets with higher prices generally, our continued focus on alternative programming which generally has higher admission pricing, and new concession menu offerings.

Other Revenues. Other revenues consist of advertising revenues, theater rentals for parties, festivals, camps, ATM and game machine fees and other activities. Advertising revenue was $492 for the six months ended December 31, 2013 period compared to $232 in the 2012 period.

Film Rent Expense. Film rent expense is a variable cost that fluctuates with box office revenues. We generally expect film rent expense (excluding VPF’s) to range from 50% to 60% of admissions revenues, with art and independent titles at the lower end of the range and mainstream movie titles at the middle to high end of the range. Film rent expense as a percentage of box office revenues was 51% in the six months ended December 31, 2013 as compared to the 2012 period of 50%.  Included as a reduction of film rent expense in the 2013 period on the systems we own is $582 of VPFs that we receive from a third party vendor, associated with digital titles that we play from the studios, as compared to $504 in 2012. Excluding VPFs, film rent expense would have been 54% and 56% of admissions revenues in 2013 and 2012 periods, respectively.

Cost of Concessions. At 18% and 15% of our concessions revenue for the six months ended December 31, 2013 and 2012, respectively, we believe our cost of concessions is close to the industry average of 15% to 20%. Our concession costs as a percentage of concessions revenue can fluctuate based on the mixture of concession products sold and changes in our supply pricing. In the current fiscal period, the cost of product promotions, giveaways, and concession supplies has increased over the prior period.

Salaries and Wages. Our theater employees are mostly part-time hourly employees, supervised by one or more full-time managers at each location. Our payroll expenses contain a fixed component but are also variable and will fluctuate, being generally higher during the peak summer and holiday periods, and also during alternative content events, and lower at other times. The increase from the 2012 period is due to our operation of a larger number of theaters during the six months ended December 31, 2013 versus 2012.

Facility Lease Expense. Each of our facilities is operated under operating leases that contain renewal options upon expiration. The leases contain provisions that increase rents in certain amounts and at certain times during the initial term, and the leases for certain theaters require percentage rent to be paid upon the achievement of certain revenue targets. The increase from the 2012 period is due to our operation of more theaters in the 2013 period.   As a percentage of revenue, the increase is due to higher facility lease expenses at our more recently acquired theaters, particularly in California.

Utilities and Other. Utilities and other expenses consist of utility charges, real estate taxes incurred pursuant to the operating leases for our theaters, and various other costs of operating the theaters. We expect these costs, which are largely fixed in nature, to remain relatively constant for the theaters, with growth in these expenses as we acquire more theaters. The increase in these expenses is due to the operation of more screens during the six months ended December 31, 2013 as compared to 2012. As a percentage of revenue, the increase is due to higher utility charges at our more recently acquired theaters, particularly in California.

General and Administrative Expenses. General and administrative expenses consisted primarily of salaries and wages for our corporate staff, legal, accounting and professional fees associated including those associated with our acquisition of theaters, marketing, and information technology related expenses. The increase in these expenses is due to additional personnel hired to manage our actual and planned growth, along with professional fees for auditing, legal, marketing and information technology. We expect these costs to decrease as a percentage of revenue as we grow and realize increased economies of scale, as was evidenced by the decline from 17 percent of revenue last year, to 12 percent this year. Included in general and administrative expenses is stock compensation expense of $361 and $69 in the 2013 and 2012 periods, respectively, related to issuance of Class A common stock to employees and non-employees for services rendered. We expect to grant additional stock-based awards in the future under our 2012 stock option and incentive plan that was adopted in conjunction with our IPO as amended February 2014.  Awards may consist of stock options or restricted stock, with or without vesting periods. As of December 31, 2013 and 2012, we had 20 employees (two of which are part-time) and 13 employees, respectively, on our corporate staff, including our chief executive officer and other officers and staff to support our business development, technology, accounting, and marketing activities.

Change in Fair Value of Earnout.  As of December 31, 2013, the Company increased the Lisbon earnout from $296 at June 30, 2103 to $350 based on actual results compared to the threshold in the asset purchase agreement and the final payment in February 2014.  During the six months ended December 31, 2013, the Company recognized a fair value change of $54.  During the six months ended December 31, 2012, there were no fair value changes to the earnout.

Depreciation and Amortization. The increase from 2012 is due to our increased asset base, resulting from our acquisitions and subsequent investments in our theaters, including the addition of assets such as digital projection equipment, and other capital improvements we made. We record depreciation and amortization for property and equipment and intangible assets over the estimated useful life of each asset class on a straight line basis. Our largest fixed asset is our digital projection equipment, which had a gross cost of approximately $6,600 as of December 31, 2013 and is being depreciated over a 10-year estimated useful life. We expect digital projection equipment to be a large component of our asset base going forward following any acquisitions that we may consummate, along with other theater equipment and leasehold improvements.

Interest Expense. Interest expense is due to the Northlight loan and capital leases for the six months ended December 31, 2013.

Operating Loss. The increased operating loss was primarily attributable to the higher general and administrative and depreciation and amortization costs, associated with the increased asset base and larger corporate infrastructure which will support our future growth.

Impact of Inflation.  We believe that our results of operations are not materially impacted by the recent moderate changes in the inflation rate.  Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the six month periods ended December 31, 2013 and 2012, respectively.

Income Taxes.  For the six months ended December 31, 2013 and 2012, we had tax expense of $18 and $64, respectively.

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

On December 10, 2012, we, together with Start Media, entered into a joint venture to acquire, refit and operate movie theaters.  Start Media has committed to contribute up to $20,000 to JV, including approximately $10,435 contributed through December 31, 2013.  In December 2012, JV acquired seven movie theaters (nine of which are located in southern California and one of which is near Phoenix, Arizona) with an aggregate of 74 fully digital screens, for an aggregate purchase price of $13,131, consisting of $8,108 in cash, of which $8,000 was funded by Start Media, plus 887,623 shares of our Class A common stock with a fair value of $4,714 issued, and the assumption of a capital lease for theater equipment. In January and May 2013, Start Media contributed an additional $1,306 and $694 in cash, respectively, to fund anticipated capital expenditures for the JV theaters. In July 2013, Start Media contributed $300 to fund the cash portion of the purchase price of the Torrington theater. In November 2013, Start Media and Digiplex contributed an additional $135 and $100, respectively to JV as capital contributions.

On May 1, 2013, we filed a shelf registration statement on Form S-3 with the SEC, which was later declared effective.  The shelf registration statement, with maximum aggregate offerings of approximately $10,500, allows for the future issuance of Class A common stock, preferred stock, debt securities, warrants, or units.  We may use any proceeds from the shelf offering for various reasons including general corporate purposes, debt repayment, capital expenditures, or future theater acquisitions. In October 2013 we sold 1.1 million shares of Class A Common Stock to several investors for $5.00 per share and received net proceeds of approximately $5,200.

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

Summary of Cash Flows

(000's)	Six Months ended December 31,
Consolidated Statement of Cash Flows Data:	2013	2012
Net cash provided by (used in):
Operating activities	$203	$(1,391)
Investing activities	(1,369)	(6,502)
Financing activities	4,551	8,985
Net increase in cash and cash equivalents	$3,385	$1,092

Operating Activities

Net cash flows provided by (used in) operating activities totaled approximately $203 and ($1,391) for the six months ended December 31, 2013 and 2012, respectively. While our net loss was impacted by general and administrative costs which grew in 2013 due to the addition of theaters and the growth of our corporate infrastructure, a payment to our primary vendor of digital systems of $3,334 in the 2012 period was the primary cause of the difference in operating cash from 2013 to 2012.

Investing Activities

Our capital requirements have arisen principally in connection with our acquisitions of theaters, upgrading our theater facilities post-acquisition and replacing equipment. Cash used in investing activities totaled ($1,369) and ($6,502) for the three months ended December 31, 2013 and 2012, respectively. The decrease from 2012 is due to the cash purchase price for the Lisbon and Ultrastar theaters acquired in 2012.   In the 2013 period, the amount represents the cash purchase price of the Torrington and Mechanicsburg theaters. We may also incur significant capital outlays in connection with other acquisitions that we may consummate in the next 12 months, including digital projection equipment and other theater upgrades.  We intend to continue to grow our theater circuit either directly by us or through our JV through selective expansion and acquisitions.

Financing Activities

Net cash provided by financing activities totaled $4,551 and $8,985 for the six months ended December 31, 2013 and 2012, respectively.  The 2013 decrease to net cash provided by financing activities was due mainly to the proceeds of the Northlight loan of $10,000, proceeds from issuance of preferred stock of $450, offset in part by the payment of a note to the seller of Cinema Centers for $832 and payment of financing costs related to the Northlight loan in 2012. In October 2013 we sold 1.1 million shares of Class A Common Stock to several investors for $5.00 per share and received net proceeds of approximately $5,200.  We expect to issue equity and debt instruments in the future in connection with our business plan.

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

A reconciliation of TLCF and Adjusted EBITDA to GAAP net loss is calculated as follows (in thousands):

TLCF reconciliation:

(unaudited)			%			%
	Three months ended December 31,		Increase/	Six months ended December 31,		Increase/
(000's)	2013	2012	(Decrease)	2013	2012	(Decrease)
Net loss	$(1,356)	$(1,234)	10%	$(2,727)	$(1,897)	44%
Addback:
General and administrative (1)	1,348	1,208	12%	2,666	1,946	37%
Depreciation and amortization	1,373	1,098	25%	2,708	1,947	39%
Income tax expense	9	47	-81%	18	64	-72%
Interest expense	424	347	22%	851	372	129%
Other expense	40	8	400%	47	8	488%
Deferred rent expense (5)	105	79	33%	210	114	84%
Consolidated TLCF	$1,943	$1,553	25%	$3,773	$2,554	48%

 Adjusted EBITDA reconciliation:

(unaudited)			%			%
	Three months ended December 31,		Increase/	Six months ended December 31,		Increase/
(000's)	2013	2012	(Decrease)	2013	2012	(Decrease)
Net loss	$(1,356)	$(1,234)	10%	$(2,727)	$(1,897)	44%
Add back:
Depreciation and amortization	1,373	1,098	25%	2,708	1,947	39%
Interest expense	424	347	22%	851	372	129%
Income tax expense	9	47	-81%	18	64	-72%
Other expense	40	8	400%	47	8	488%
Deferred rent expense (5)	105	79	33%	210	114	84%
Stock-based compensation (2)	122	26	369%	361	69	423%
Non-recurring organizational and M&A-related professional fees (3)	53	315	-83%	110	362	-70%
Management fees (4)	275	52	429%	560	52	977%
Start Media's share of adjusted EBITDA	(95)	(94)	1%	(180)	(94)	91%
Adjusted EBITDA of Digital Cinema Destinations Corp.	$950	$644	48%	$1,958	$997	96%
_________

(1)	TLCF is intended to be a measure of theater profitability. Therefore, our corporate general and administrative expenses have been excluded.

(2)
Represents the fair value of shares of Class A common stock and restricted stock awards issued to employees and non-employees for services rendered. As these are non-cash charges, we believe that it is appropriate to show Adjusted EBITDA excluding this item. The increase from the prior year is due to additional share grants to employees, issuances to non-employees in the normal course of business and the Company’s growth.

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

(in thousands)
Balance at June 30, 2013	$4,382
Digital systems costs	560
Financing costs	479
VPFs earned	(582)
Exhibitor contribution	(54)
Administrative costs	58
Balance, December 31, 2013	$4,843

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

Subsequent Event

In February 2014, JV and an Ultrastar entity signed an asset purchase agreement to sell JV's 7-screen Mission Valley theater in San Diego, CA that it originally purchased from UltraStar in December 2012 for 361,599 share's of the Company's Class A common stock and $37,500 in cash.  JV had been operating the theater under a lease in which the landlord had an early termination option.  Primarily for that reason, 342,000 of the share consideration paid in the 2012 transaction was being held under a long-term escrow arrangement, and those shares will now be transferred to JV as part of the purchase price for the theater, along with consideration for cash and inventory, which will result in a gain on the sale.  Since there was no agreement or plan of disposition regarding the theater as of December 31, 2013, and various uncertainties then existed as to whether any transaction would occur, we have concluded that the theater should not be classified as having been held for sale as of that date.  The intended closing date of the sale is February 14, 2014.

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

DIGITAL CINEMA DESTINATIONS CORP. (Registrant)

Date: February 14, 2014	By:	/s/ Brian D. Pflug
	Name:	Brian D. Pflug
	Title:	Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation