Form 10-Q
period 2014-03-31
Digital Cinema Destinations Corp.
filed 2014-05-15
CIK 1510326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

As of May 15, 2014, 7,214,073 shares of Class A Common Stock, $0.01 par value, and 849,000 shares of Class B Common Stock, $0.01 par value, were outstanding

 DIGITAL CINEMA DESTINATIONS CORP.
CONTENTS TO FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	June 30,
	2014	2013
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,417	$3,607
Accounts receivable	842	697
Inventories	150	191
Deferred financing costs, current portion	357	357
Prepaid expenses and other current assets	895	1,444
Total current assets	6,661	6,296
Property and equipment, net	29,786	29,171
Goodwill	4,314	3,156
Intangible assets, net	5,401	6,186
Security deposits	189	205
Deferred financing costs, long term portion, net	962	1,225
Other assets	103	9
TOTAL ASSETS	$47,416	$46,248
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$2,086	$2,478
Accrued expenses and other current liabilities	2,616	3,964
Notes payable, current portion	1,718	1,373
Capital lease, current portion	245	121
Earn out from theater acquisitions	-	296
Deferred revenue	594	305
Total current liabilities	7,259	8,537
NONCURRENT LIABILITIES
Notes payable, long term portion	7,693	8,615
Capital lease, net of current portion	575	239
Unfavorable leasehold liability, long term portion	132	159
Deferred rent expense	707	407
Deferred tax liability	210	199
TOTAL LIABILITIES	16,576	18,156
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value, 10,000,000 shares authorized as of March 31, 2014 and June 30, 2013, 6 shares of Series B Preferred Stock issued and outstanding as of March 31, 2014 and June 30, 2013 , respectively	-	-
Class A Common stock, $.01 par value: 20,000,000 shares authorized; and 7,214,073 and 5,511,938 shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	72	55
Class B Common stock, $.01 par value, 900,000 shares authorized; 849,000 and 865,000 shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	9	9
Additional paid-in capital	33,819	25,816
Accumulated deficit	(9,874)	(7,049)
TOTAL STOCKHOLDERS' EQUITY OF DIGITAL CINEMA DESTINATIONS CORP.	24,026	18,831
Noncontrolling interest	8,618	9,261
Treasury stock, 361,599 shares	(1,804)	-
Total equity	30,840	28,092
TOTAL LIABILITIES AND EQUITY	$47,416	$46,248

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
REVENUES
Admissions	$6,662	$5,985	$22,009	$13,728
Concessions	2,951	2,461	9,455	5,586
Other	441	319	1,255	668
Total revenues	10,054	8,765	32,719	19,982
COSTS AND EXPENSES
Cost of operations:
Film rent expense	3,205	2,824	10,920	6,637
Cost of concessions	451	413	1,634	895
Salaries and wages	1,239	1,155	3,986	2,378
Facility lease expense	1,523	1,514	4,653	2,847
Utilities and other	2,227	1,868	6,501	3,794
General and administrative	1,509	1,365	4,175	3,311
Change in fair value of earnout	-	(79)	54	(79)
Gain on sale of theater	(950)	-	(950)	-
Depreciation and amortization	1,565	1,439	4,279	3,385
Total costs and expenses	10,769	10,499	35,252	23,168

OPERATING LOSS	(715)	(1,734)	(2,533)	(3,186)

OTHER EXPENSE
Interest expense	(345)	(326)	(1,044)	(620)
Non-cash interest expense	(71)	(75)	(223)	(153)
Other expense	(41)	(38)	(88)	(46)
LOSS BEFORE INCOME TAXES	(1,172)	(2,173)	(3,888)	(4,005)

Income tax expense (benefit)	22	(22)	40	42
NET LOSS	$(1,194)	$(2,151)	$(3,928)	$(4,047)

Net loss attributable to non-controlling interest	419	620	1,078	713
Net loss attributable to Digital Cinema Destinations Corp.	$(775)	$(1,531)	$(2,850)	$(3,334)

Preferred stock dividends	(5)	(5)	(15)	(11)
Net loss attributable to common stockholders	$(780)	$(1,536)	$(2,865)	$(3,345)

Net loss per Class A and Class B common share- basic and diluted attributable to common stockholders	$(0.10)	$(0.25)	$(0.39)	$(0.59)

Weighted average common shares outstanding:	7,931,270	6,065,265	7,313,618	5,663,016

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(3,928)	$(4,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,279	3,385
Deferred tax expense	11	22
Change in fair value of earnout liability	54	(79)
Stock-based compensation	494	148
Amortization of deferred financing costs included in interest expense	263	84
Amortization of unfavorable lease liability	(27)	(23)
Paid-in-kind interest added to notes payable	223	153
Earnings from investment in Diginext	(53)	-
Gain on sale of theater	(950)	-
Changes in operating assets and liabilities:
Accounts receivable	(145)	(580)
Inventories	49	(12)
Prepaid expenses and other current assets	562	(831)
Other assets and security deposits	21	(427)
Accounts payable and accrued expenses	(1,737)	3,127
Payable to vendor for digital systems	-	(3,334)
Deferred revenue	289	347
Deferred rent expense	300	192
Net cash used in operating activities	(295)	(1,875)
Investing activities:
Purchases of property and equipment	(920)	(1,120)
Capital contribution from Start Media, LLC to joint venture	435	9,306
Investment in Diginext	(45)	(5)
Theater acquisitions	(2,049)	(14,122)
Proceeds from sale of theater	38	-
Cash acquired in acquisitions	8	40
Net cash used in investing activities	(2,533)	(5,901)
Financing activities:
Repayment of notes payable	(978)	(1,066)
Proceeds from notes payable	-	10,000
Payment under capital lease obligations	(139)	(26)
Payment of earn out from theater acquisition	(350)	-
Payment of financing costs	-	(374)
Proceeds from issuance of Class A common stock	5,704	-
Proceeds from issuance of preferred stock	-	450
Dividends paid on preferred stock	(15)	(11)
Costs associated with issuance of stock	(584)	(100)
Net cash provided by financing activities	3,638	8,873
Net change in cash and cash equivalents	810	1,097
Cash and cash equivalents, beginning of year	3,607	2,037
Cash and cash equivalents, end of period	$4,417	$3,134

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

1.           THE COMPANY AND BASIS OF PRESENTATION

 Digital Cinema Destinations Corp. (“Digiplex”) was incorporated in Delaware in July 2010 and had its initial public offering in April 2012.  Digiplex and its’ consolidated subsidiaries and entities (collectively, the “Company”), currently operate 20 theaters with 192 screens in seven states (the “Theaters”).  The Company intends to acquire additional businesses operating in the theater exhibition industry sector.  Digiplex, together with its wholly owned subsidiaries and those of Start Media/Digiplex, LLC (“JV”), is also referred to herein as the “Company”.

In September 2012, the Company and Nehst Media Enterprises (“Nehst”) formed a joint venture called Diginext. Under the joint venture agreement, Digiplex and Nehst each have a 50% ownership interest. Nehst will supply Diginext with periodic movie content and the Company has the option to display such content at its locations on an exclusive basis, or may choose to allow non-Digiplex venues to also display the content. The Company pays film rent to Diginext as it would any other movie distributor, and any profits of Diginext, from theatrical revenues as well as net revenues from other ancillary sources will be shared equally by the owners. The Company and Nehst have each made capital contributions of $50 since inception, and the Company is using the equity method to account for its share of earnings from the joint venture. For the nine months ended March 31, 2014, Digiplex’s share of Diginext net income was $53. The balance of the Company’s equity investment at March 31, 2014 is $103 and included in other assets.

On December 10, 2012, Digiplex, together with Start Media, LLC (“Start Media”), formed JV, a Delaware limited liability company, to acquire, refit and operate movie theaters. The Company has determined that JV is a variable interest entity (“VIE”), and that the Company is the primary beneficiary of JV’s operations. Therefore, the Company is presenting JV’s financial statements on a consolidated basis with a non-controlling interest.

On July 19, 2013, JV acquired a nine screen movie theater in Torrington, Ct. (“Torrington”). Torrington is operated by Digiplex under a management agreement with JV. See Note 3 and Note 4.

On December 19, 2013, the Company acquired an eight screen movie theater in Mechanicsburg, Pa. (“Mechanicsburg”). On March 21, 2014, the Company acquired a seven screen theater in Bel Air, Md ("Churchville"). Together, these two theaters are referred to as the Flagship theaters. The operating results of the Flagship theaters are included in the Company’s consolidated results from their respective dates of acquisition. See Note 3.

On February 14, 2014, JV sold the seven screen Mission Valley theater in San Diego, Ca. See Note 5.

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

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

The Company has incurred net losses since inception. The Company also has contractual obligations related to its debt as of March 31, 2014 and beyond. The Company expects to generate net losses for the foreseeable future. Based on the Company’s cash position at March 31, 2014, expected cash flows from operations, and the Company’s October 2013 issuance of Class A common stock for net proceeds of $5,200, management believes that the Company has the ability to meet its obligations through March 31, 2015. Failure to generate additional revenues, raise additional capital or manage discretionary spending could have an adverse effect on the Company’s financial position, results of operations or liquidity.

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

Rewards Club Program

In August 2013, the Digiplex Rewards Club was implemented, whereby members earn credits for each dollar spent at one of the Company's theaters and earn concession or ticket awards based on the number of credits accumulated. Because the Company believes that the value of the awards granted is insignificant in relation to the value of the transactions necessary to earn the award, the Company records the estimated cost of providing awards at the time the awards are redeemed. The Company’s costs of these awards are not significant for the nine months ended March 31, 2014. The awards issued under the Digiplex Rewards Club expire 90 days after issuance.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2014 and June 30, 2013, the Company held substantially all of its cash in bank accounts with major financial institutions, and had cash on hand at the Theaters in the normal course of business.

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company reports accounts receivable net of any allowance for doubtful accounts to represent management’s estimate of the amount that ultimately will be realized in cash. The Company reviews collectability of accounts receivable based on the aging of the accounts and historical collection trends. When the Company ultimately concludes a receivable is uncollectible, the balance is written off. The Company has determined that an allowance for doubtful accounts is not necessary at March 31, 2014 and June 30, 2013.

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

Goodwill

The carrying amount of goodwill at March 31, 2014 and June 30, 2013 was $4,314 and $3,156, respectively. The Company evaluates goodwill for impairment annually or more frequently as specific events or circumstances dictate. Under ASC Subtopic 350-20, Intangibles — Goodwill and Other —the Company has identified its reporting units to be the regions in which the Company conducts its theater operations.

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

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

The changes in carrying amounts of goodwill are as follows:

Total
Balance as of June 30, 2013	$3,156
Goodwill resulting from the Flasgship acquisition	1,267
Sale of Mission Valley theater	(109)
Balance as of March 31, 2014	$4,314

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

The following tables summarize the levels of fair value measurements of the Company’s financial liabilities as of March 31, 2014 and June 30, 2013:

As of March 31, 2014:
	Level 1	Level 2	Level 3	Total
Earnout from theater acquisitions	-	-	-	-
	$-	$-	$-	$-

As of June 30, 2013:
	Level 1	Level 2	Level 3	Total
Earnout from theater acquisitions	-	-	296	296
	$-	$-	$296	$296

Earnout from theater acquisitions is a liability to the seller of the Lisbon theater and is based upon meeting certain financial performance targets. Estimates of the fair values of the earnout was estimated by a forecast of theater level cash flow, as defined by the asset purchase agreement. That measure is based on significant inputs that are not observable in the market, which are considered Level 3 inputs.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

The following summarized changes in the earnout during the nine months ended March 31, 2014:

Total
Balance as of June 30, 2013	$296
Change in fair value of earnout liability for Lisbon acquisition	54
Payment of earnout to seller for Lisbon acquisition	(350)
Balance as of March 31, 2014	$-

Key assumptions underlying the initial Lisbon earnout estimate include a discount rate of 12.5 percent and that Lisbon will achieve its forecasted financial performance target in the one year earnout period ended September 28, 2013.  The Company increased the Lisbon earnout from $296 to $350 based on actual results compared to the threshold in the asset purchase agreement. A fair value change of $0 and $54 for the three and nine months ended March 31, 2014 was recognized and the $350 was paid to the seller in February 2014.

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

The film rent expense on the unaudited condensed consolidated statement of operations of the Company for the three months ended March 31, 2014 and 2013 was reduced by virtual print fees (“VPFs”) of $268 and $259, respectively, under a master license agreement exhibitor-buyer arrangement with third party vendors. VPFs for the nine months ended March 31, 2014 and 2013 were $850 and $763, respectively. VPFs represent a reduction in film rent paid to film distributors. Pursuant to the master license agreements, the Company will purchase and own digital projection equipment and the third party vendor, through its agreements with film distributors, will collect and remit VPFs to the Company, net of administrative fees. VPFs are generated based on initial display of titles on the digital projection equipment.

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

Reclassification

Certain reclassifications have been made to the fiscal period ended March 31, 2013 financial statements to conform to the current fiscal period ended March 31, 2014 presentation.

Segments

As of March 31, 2014, the Company managed its business under one reportable segment: theater exhibition operations. All Company operations are located in the United States.

Recent Accounting Standard

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments contained in this update change the criteria for reporting discontinued operations and enhances the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results: The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities and expenses of discontinued operations. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals that have not been reported in financial statements previously issued or available for issue. The Company has elected to early adopt this guidance effective January 1, 2014. See Note 5.

3.            ACQUISITIONS

On December 19, 2013 and March 21, 2014, the Company completed the acquisitions of theaters in Mechanicsburg, Pa. and Bel Air, Md respectively, from Flagship Theaters.  The provisional purchase price of the theaters totals $3,860 (assets acquired of $4,459 less assumed capital leases payable of $599), consisting of $1,828 in cash, and 412,330 shares of the Company’s Class A common stock valued at $2,032 in total (based on the trading prices on the closing dates, less a ten percent discount for trading restrictions placed on the stock). The purchase price was provisionally allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The provisional allocation of the purchase price is based on management’s judgment after evaluating several factors, using assumptions for the income and royalty rate approaches and the discounted earnings approach, and projections determined by Company management. The Company is in the process of finalizing the fair values of the assets acquired and liabilities assumed, including evaluation of the operating lease. The Company incurred approximately $30 in acquisition costs which was expensed and included in general and administrative expenses in the unaudited condensed consolidated statement of operations for the nine months ended March 31, 2014.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

The provisional allocation of the purchase price for the Flagship theaters was as follows:

Flagship Theaters
ASSETS
Cash	$4
Inventory	4
Property and equipment	2,584
Favorable leasehold interest	350
Covenants not to compete	250
Goodwill	1,267
Total assets acquired	4,459

LIABILITIES AND OTHER
Capital lease liabilities assumed	599
Issuance of Class A common stock	2,032
Total purchase price paid in cash	$1,828

 On July 19, 2013, JV acquired a nine screen movie theater in Torrington, Connecticut. The purchase price totals $612 (assets acquired of $790, less an assumed promissory note of $178), consisting of $221 in cash, and 73,770 shares of the Company’s Class A common stock valued at $391, (based on the trading price of $5.89 on the closing date, less a ten percent discount for trading restrictions placed on the stock). Accordingly, the purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of the purchase price is based on management’s judgment after evaluating several factors, using assumptions for the income and royalty rate approaches and the discounted earnings approach, and projections determined by Company management. The Company incurred approximately $4 in acquisition costs which was expensed and included in general and administrative expenses in the unaudited condensed consolidated statement of operations for the nine months ended March 31, 2014.  The Company finalized the Torrington purchase price allocation as of December 31, 2013.

The allocation of the purchase price for the Torrington theater was as follows:

Torrington
Theater
ASSETS
Cash	$4
Prepaid expenses	13
Inventory	4
Property and equipment	385
Favorable leasehold interest	299
Covenants not to compete	85
Total assets acquired	790

LIABILITIES AND OTHER
Note payable assumed	178
Issuance of Class A common stock	391
Total purchase price paid in cash	$221

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

The results of operations of the Flagship theaters and Torrington are included in the unaudited condensed consolidated statement of operations from their respective acquisition dates. The following are the unaudited pro forma results of operations of the Company for the three and nine months ended March 31, 2014 and 2013, respectively, as if the acquisitions were completed on July 1, 2012.

These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Three Months ended March 31,		Nine Months ended March 31,
	2014	2013	2014	2013
Revenues	$10,395	$9,973	$34,833	$23,112
Net loss	(1,522)	$(1,239)	(2,885)	$(2,677)

4.           START MEDIA/ DIGIPLEX JOINT VENTURE

As of June 30, 2013, Digiplex contributed 887,623 shares of Class A Common Stock to the JV, and Start Media contributed $10,000 in cash. In July 2013, Start Media contributed $300 in cash and Digiplex contributed 73,770 shares of the Company’s Class A common stock valued at $391, to fund the Torrington acquisition, and both Start Media’s and Digiplex’s interest in the JV was adjusted accordingly.  In November 2013, Start Media and Digiplex contributed $135 and $100 in cash, respectively. In February 2014, JV sold one theater and received 361,599 shares of Digiplex Class A common stock as the primary consideration.  See Note 5.   JV is managed by a four person board of managers, two of whom Digiplex designates and two of whom are designated by Start Media. Majority vote is required for JV actions. At March 31, 2014, Digiplex and Start Media owned 34% and 66% of the equity of JV, respectively.

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

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Management fees earned by Digiplex for the three months ended March 31, 2014 and 2013 were $245 and $203, respectively. Management fees earned by Digiplex for the nine months ended March 31, 2014 and 2013 were $805 and $255, respectively.   JV records these fees as general and administrative expenses, and Digiplex records an offset to general and administrative expenses. These fees are eliminated in consolidation.

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

Digiplex’s and Start Media’s respective percentage ownerships in JV will depend upon their respective aggregate capital contributions, in each case denominated in units of membership interests. Start Media has committed to contribute up to $20,000 to JV, inclusive of approximately $10,435 of capital contributions previously made, for theater acquisitions and budgeted expenses. Start Media will receive additional membership units in consideration for capital contributions in excess of its initial contribution as additional capital is required, based on the fair market value of JV determined under a formula set forth in the JV Operating Agreement (the “Formula”). Digiplex has a right, but not the obligation, to contribute additional capital to JV, which under certain circumstances may be made by the issuance and delivery of shares of Digiplex’s Class A common stock to sellers of theaters acquired by JV, and thereby acquire additional membership units based on the Formula, provided that our percentage interest does not exceed 50% as the result of our acquisition of additional units. While Start Media has the right to participate in future theater acquisitions, it is not obligated to do so. Distributions of JV cash flow from operations will be made to the members at such time as determined by the JV board of managers. Start Media is entitled to a 6% preferred return on its capital contributions made to date, after which Digiplex receives a 6% preferred return on its capital contributions. Thereafter, distributions of cash flow from operations will be made pro rata in accordance with the respective membership units of the members. In the case of liquidating distributions, Start Media will receive a 6% preferred return on and the return of its capital contributions prior to the Company’s receipt of a 6% preferred return on and the return of the Company’s capital contributions, with further distributions pro rata to the respective membership units of the members.

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

Digiplex is considered the primary beneficiary of the JV because it controls the operation of each JV owned theater on a day to day basis in all material respects, including: the selection of content, all staffing decisions, all cash management and paying vendors, financial reporting, obtaining all necessary permits, insurances, and to plan and perform capital improvements, to the extent such expenditures do not exceed certain levels as specified in the Management Agreements. Digiplex is also the guarantor of nine of the ten leases entered into with third party landlords in the JV-owned theaters, and is using its brand name to promote the theaters. Because JV is a VIE, and Digiplex is deemed the primary beneficiary, the Company has consolidated the operations of JV.

Net loss attributable to the non-controlling interest on the statement of operations represents the portion of net loss attributable to the economic and legal interest in JV held by Start Media.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

5.	SALE OF THEATER

JV originally purchased seven theaters from Ultrastar Theaters in December 2012 for an aggregate purchase price of $12,822, consisting of $8,108 in cash and 887,623 shares of Digiplex’s Class A common stock with a fair value of $4,714 on the acquisition date. Following discussions with Ultrastar regarding the performance of the Mission Valley theater and the ability of the landlord to terminate the lease with little notice, JV sold Mission Valley back to Ultrastar Theaters on February 14, 2014 in exchange for 361,599 shares of Digiplex Class A common stock and $38 in cash. The total sale price amounted to $1,842, resulting in a gain on sale of $950 and treasury stock of $1,804 on the March 31, 2014 consolidated balance sheet. The value of the common stock was determined based on its trading value on the closing date, less a ten percent discount for the lock up period. The Company concluded that the sale of Mission Valley does not represent a strategic shift that will have a major effect on the Company’s operations and therefore has not classified the sale as discontinued operations. Accordingly, the net assets sold were removed and the gain from the sale is included as part of operating loss in the consolidated statement of operations.

6.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	June 30,
	2014	2013
VPFs	$534	$470
Advertising	99	180
Concession rebates (1)	153	-
Other	56	47
Total	$842	$697

(1)	Concession rebates relate to the Company’s agreement with its’ primary beverage supplier. Such rebates are based on the volume of purchases and recorded when probable and reasonably estimable.

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31,	June 30,
	2014	2013
Insurance	$201	$215
Projector and other equipment maintenance	151	246
Real estate taxes	66	82
Note receivable (1)	-	89
Due from former theater owners	32	299
Due from Start Media	225	290
Other theater operating	72	84
Other expenses	148	139
Total	$895	$1,444

(1)	The note receivable was from the former owner of the Lisbon theater and was paid in February 2014 in connection with the payment of the Lisbon earnout.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

8.	PROPERTY AND EQUIPMENT

Property and equipment, net was comprised of the following:

	March 31,	June 30,
	2014	2013
Furniture and fixtures	$5,246	$4,931
Leasehold improvements	14,344	12,820
Building and improvements	4,638	4,627
Digital systems and related equipment	7,317	6,071
Equipment and computer software	4,210	3,976
	35,755	32,425
Less: accumulated depreciation and amortization	(5,969)	(3,254)
Total property and equipment, net	$29,786	$29,171

9.	INTANGIBLE ASSETS

Intangible assets, net consisted of the following as of March 31, 2014:

March 31, 2014
	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$3,016	$2,001	$1,015	3-5
Covenants not to compete	1,937	863	1,074	3
Favorable leasehold interest	3,837	525	3,312	Remaining lease term
	$8,790	$3,389	$5,401

Intangible assets, net consisted of the following as of June 30, 2013:

June 30, 2013
	Gross			Useful
	Carrying	Accumulated	Net	Life
	Amount	Amortization	Amount	(years)
Trade names	$3,016	$1,302	$1,714	3-5
Covenants not to compete	1,906	493	1,413	3
Favorable leasehold interest	3,371	312	3,059	Remaining lease term
	$8,293	$2,107	$6,186

At March 31, 2014, the Company adjusted the provisional fair values of the favorable leasehold interest and covenants not to compete acquired in the acquisition of the Mechanicsburg theater from Flagship theaters during the measurement period. The fair value of these intangible assets at the acquisition date decreased by $924 which increased goodwill for the same amount.

The weighted average remaining useful life of the Company's trade names, covenants not to compete, and favorable leasehold interests is 2.82 years, 1.63 years and 12.03 years, respectively, as of March 31, 2014.

Expected amortization of intangible assets over the next five fiscal years is as follows:

June 30,	Total
2014 (remaining three months)	$469
2015	1,638
2016	668
2017	377
2018	339
2019	311

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

 10.           LEASES

The Company accounts for all of its facility leases as operating leases. Minimum lease payments under all non-cancelable operating leases with terms in excess of one year as of March 31, 2014, are summarized for the following fiscal years:

June 30,	Total
2014 (remaining three months)	$1,422
2015	5,839
2016	5,966
2017	5,384
2018	4,871
2019	4,586
Thereafter	25,806
Total	$53,874

Certain of the Company’s theater leases require the payment of percentage rent if certain revenue targets are exceeded. For the three months ended March 31, 2014 and 2013, the Company recorded $18 and $16, respectively, of percentage rent expense in the unaudited condensed consolidated statements of operations. The Company recorded $63 and $104 for the nine months ended March 31, 2014 and 2013 respectively.

CAPITAL LEASES

The Company leases certain theater equipment under capital leases that expire through fiscal year 2018, with imputed interest rates of 5.5% to 8.0% per annum. Repayment of the capital lease obligation is based on a percentage of revenue generated from the usage of the underlying theater equipment. The assets are being amortized over the shorter of their lease terms or their estimated useful lives. The applicable amortization is included in depreciation and amortization expense in the accompanying unaudited condensed consolidated statement of operations. Amortization of assets under capital leases during the three months ended March 31, 2014 and 2013 was $38 and $5 respectively. Amortization of assets under capital leases during the nine months ended March 31, 2014 and 2013 was $91 and $10 respectively.

The following is a summary of property held under capital leases included in property and equipment:

	March 31,	June 30,
	2014	2013
Equipment	$941	$409
Less: accumulated amortization	(134)	(54)
Net	$807	$355

 Future maturities of capital lease payments as of March 31, 2014 are:

March 31,	Total
2015	$245
2016	228
2017	217
2018	231
Total minimum payments	921
Less: amount representing interest	(101)
Present value of minimum payments	820
Less: current portion	(245)
$575

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

The Company has entered into employment contracts, to which we refer to as the “employment contracts”, with four of its current executive officers. Under the employment contracts, each executive officer is entitled to severance payments in connection with the termination of the executive officer’s employment by the Company “without cause”, by the executive officer for “good reason”, or as a result of a “change in control” of the Company (as such terms are defined in the employment contracts). Pursuant to the employment contracts, the maximum amount of payments and benefits in the aggregate, if such executives were terminated (in the event of a change of control) would be approximately $1,212.

A. Dale Mayo, the Company’s Chief Executive Officer (“CEO”), is entitled to additional compensation based on the amount of revenues the Company generates, as specified in his employment contract. For the three months ended March 31, 2014 and 2013, the Company recorded $70 and $65 of compensation expense under this arrangement.  For the nine months ended March 31, 2014 and 2013, the Company recorded $210 and $185 under this arrangement.

All of the Company’s operations as of March 31, 2014, are located in Pennsylvania, New Jersey, California, Connecticut, Maryland, Arizona and Ohio, with the customer base being public attendance. The Company’s main suppliers are the major movie studios, primarily located in the greater Los Angeles area. Any events impacting the regions the Company operates in, or impacting the movie studios, who supply movies to the Company, could significantly impact the Company’s financial condition and results of operations.

12.           STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Capital Stock

As of March 31, 2014, the Company’s authorized capital stock consisted of:

• 20 million shares of Class A common stock, par value $0.01 per share;

• 900,000 shares of Class B common stock, par value $0.01 per share;

• 10 million shares preferred stock, par value $0.01 per share;

Of the authorized shares of Class A common stock, 7,214,073 shares were issued and outstanding as of March 31, 2014. Of the authorized shares of Class B common stock, 849,000 shares were issued and outstanding as of March 31, 2014, all of which are held by the Company’s CEO. Of the authorized shares of preferred stock, 6 shares of Series B Preferred Stock were issued and outstanding as of March 31, 2014.  The material terms and provisions of the Company’s capital stock are described below.

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

Common Stock

The Class A and the Class B common stock of the Company are identical in all respects, except for voting rights and except that each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock. Each holder of Class A common stock will be entitled to one vote for each outstanding share of Class A common stock owned by that stockholder on every matter submitted to the stockholders for their vote. Each holder of Class B common stock will be entitled to ten votes for each outstanding share of Class B common stock owned by that stockholder on every matter submitted to the stockholders for their vote. Except as required by law, the Class A and the Class B common stock will vote together on all matters. Upon any transfer of Class B common stock by the Company’s CEO, such transferred shares will be converted to Class A shares and the converted Class B shares shall be retired and are not available for reissuance. Subject to the dividend rights of holders of any outstanding preferred stock, holders of common stock are entitled to any dividend declared by the board of directors out of funds legally available for this purpose, and, subject to the liquidation preferences of any outstanding preferred stock, holders of common stock are entitled to receive, on a pro rata basis, all the Company’s remaining assets available for distribution to the stockholders in the event of the Company’s liquidation, dissolution or winding up. No dividend can be declared on the Class A or Class B common stock unless at the same time an equal dividend is paid on each share of Class B or Class A common stock, as the case may be. Dividends paid in shares of common stock must be paid, with respect to a particular class of common stock, in shares of that class. Holders of common stock do not have any preemptive right to become subscribers or purchasers of additional shares of any class of the Company’s capital stock. The outstanding shares of common stock are, when issued and paid for, fully paid and non-assessable. The rights, preferences and privileges of holders of common stock may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.

In October 2013, the Company sold 1,141,000 shares of Class A common stock to several investors for $5.00 per share and received net proceeds of approximately $5,200.  Such issuance took place pursuant to a May 2013 shelf registration statement the Company had filed with the SEC.

During the nine months ended March 31, 2014, the Company issued 25,000 fully vested shares of Class A common stock to vendors for services rendered in the ordinary course of business and recognized expense of $144.

As discussed in Note 3, the Company issued a total of 486,100 of Class A Common Stock as consideration for acquisitions during the nine months ended March 31, 2014.

As discussed in Note 5, on February 14, 2014, JV sold one theater and received 361,599 shares of the Company’s Class A common stock as the primary consideration which has been recorded as treasury stock.

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

Stock-Based Compensation and Expenses

During the three months ended March 31, 2014, the Company’s 2012 Stock Option and Incentive Plan, (“The Plan”) was amended to increase the number of authorized shares of common stock that can be issued under the plan, from 400,000 to 550,000.

During the nine months ended March 31, 2014, the Company issued restricted stock awards totaling 174,500 shares of its Class A common stock to employees, which vests over a period of three years. Total stock-based compensation was $132 and $78 for the three months ended March 31, 2014 and 2013, respectively. Total stock- based compensation was $494 and $148 for the nine months ended March 31, 2014 and 2013, respectively. Stock-based compensation is included in general and administrative expense in the unaudited condensed consolidated statement of operations.

The following summarizes the activity of the unvested share awards for the nine months ended March 31, 2014:

Unvested balance at June 30, 2013	88,871
Issuance of awards	174,500
Vesting of awards	(34,035)
Unvested balance at March 31, 2014	229,336

The weighted average remaining vesting period as of March 31, 2014 is 1.37 years.  As of March 31, 2014, there was $1,412 of remaining expense associated with unvested share awards.

13.           NOTES PAYABLE

On September 28, 2012, the Company entered into a loan agreement with Northlight Trust I for $10,000 due September 28, 2017, at an interest rate equal to 30 day LIBOR plus 10.50% per annum, with a 2.5% floor (the “Northlight loan”). The Company expects the 2.5% floor to be applicable due to the current LIBOR rates. During the first 18 months from the closing date, all interest in excess of 10.00% per annum that would otherwise be paid in cash during the 18-month period may, at the Company’s option, may be paid in kind (“PIK interest”), and thereafter all interest due is payable in cash. PIK interest, if any, will be added to the principal balance of the loan. The Company primarily used the net proceeds from the Northlight loan to acquire certain assets and assume certain liabilities of Lisbon, pay to a vendor for digital systems, pay fees and expenses associated with the Northlight loan and the Lisbon acquisition, and to provide working capital. Interest and principal payments under the terms of the Northlight loan commenced on October 31, 2012. The Northlight loan is collateralized by, among other things, the Company’s membership interest in each of the Company’s operating subsidiaries and all of the operating subsidiaries’ assets, including the theater leases, and requires meeting certain financial covenant ratios. As of March 31, 2014, the Company was in compliance with all financial covenants. For the three months ended March 31, 2014 and 2013, $13 and $17 of amortization of deferred financing costs for the Northlight loan were included in interest expense on the unaudited condensed consolidated statement of operations.  For the nine months ended March 31, 2014 and 2013, $33 and $17 of amortization of deferred financing costs for the Northlight loan were included in interest expense on the unaudited condensed consolidated statement of operations.

The principal payments due as of March 31, 2014 over the remainder of the term of the Northlight loan are summarized as follows, for the years ended:

March 31,	Total
2014	$1,671
2015	1,671
2016	1,671
2017 (includes PIK interest accrued of $452)	4,251
Total	9,264
Less: current portion	(1,671)
$7,593

DIGITAL CINEMA DESTINATIONS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share data)

March 31,	Total
2014	$11
2015	47
2016	51
2017	40
Total	149
Less: current portion	(47)
$102

The Northlight loan is mandatorily pre-payable from 25% of the Company’s Excess Cash Flow (earnings before interest, taxes, depreciation, as adjusted, as further defined in the Northlight loan agreement) beginning on September 30, 2013 and annually thereafter. No payment was due with the 2013 calculation.

In connection with the acquisition of Torrington, the Company assumed a promissory note for certain digital projection equipment, with an outstanding balance as of March 31, 2014 of $147. The note is payable monthly, is due March 2017 and has an interest rate of 7%.

The principal payments due as of March 31, 2014 over the remainder of the term of the Torrington promissory note are summarized as follows, in fiscal years:

14.           INCOME TAXES

The Company recorded income tax expense/(benefit) of $22 and $(22) for the three months ended March 31, 2014 and 2013, respectively and $40 and $42 for the nine months ended March 31, 2014 and 2013, respectively. The Company's tax provision for all periods had an unusual relationship to pretax loss mainly because of the existence of a full deferred tax asset valuation allowance at the beginning of each period. This circumstance generally results in a zero net tax provision since the income tax expense or benefit that would otherwise be recognized is offset by the change to the valuation allowance. However, tax expense recorded for the nine months ended March 31, 2014 and 2013 included the accrual of non-cash tax expense of approximately $31 and $36, respectively of additional valuation allowance in connection with the tax amortization of our indefinite-lived intangible assets that was not available to offset existing deferred tax assets (termed a “naked credit”). The Company expects the naked credit to result in approximately $20 of additional non-cash income tax expense over the remainder of the year ending June 30, 2014.

The Company calculates income tax expense based upon an annual effective tax rate forecast, including estimates and assumptions that could change during the year. For the nine months ended March 31, 2014 and 2013, the differences between the effective tax rate of (1.4)% and (1.2)%, respectively, and the U.S. federal statutory rate of 35% principally resulted from state and local taxes, graduated federal tax rate reductions, non-deductible expenses and changes to the valuation allowance.

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

The following table sets forth the computation of basic net loss per share of Class A and Class B common stock of the Company (in millions, except share and per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Numerator for basic and diluted loss per share
Net loss attributable to Digital Cinema Destinations Corp.	$(775)	$(1,531)	$(2,850)	$(3,334)
Preferred dividends	(5)	(5)	(15)	(11)
Net loss attributable to common stockholders	$(780)	$(1,536)	$(2,865)	$(3,345)
Denominator
Weighted average shares of common stock outstanding (1)	7,931,270	6,065,265	7,313,618	5,663,016
Basic and diluted net loss per share of common stock	$(0.10)	$(0.25)	$(0.39)	$(0.59)

(1) The Company has incurred net losses and, therefore, the impact of dilutive potential common stock equivalents totaling 836,538 and 651,873 shares at March 31, 2014 and 2013, respectively has been excluded from the loss per share calculations.

16.           SUPPLEMENTAL CASH FLOW DISCLOSURE

	Nine Months Ended
	March 31,
	2014	2013
Cash paid for interest	$726	$504
Fair value of earnout recorded at acquisition	-	550
Equipment acquired with capital leases	599	-
Amount offset on note repayment	-	168
Common stock issued for Ultrastar theaters	-	4,714
Issuance of warrants to Start Media	-	954
Common stock issued for acquisition of Torrington theater	391	-
Common stock issued for acquisition of Flagship theaters	2,032	-
Common stock received for sale of Mission Valley theater	1,804	-
Conversion of Class B common stock into Class A	1	-

17.           SUBSEQUENT EVENTS

As of May 9, 2014, the Company entered into an asset purchase agreement to acquire a 16-screen theater located in Springfield, Massachusetts. The transaction is subject to certain closing conditions including the completion of due diligence.

On May 15, 2014, the Company and Carmike Cinemas, Inc (“Carmike”) announced the signing of a definitive merger agreement (the “Merger”).  Pursuant to the Merger, Digiplex common stockholders will receive 0.1775 shares of Carmike common stock in exchange for each share of Digiplex common stock (the “Exchange Rate”).  A total of 229,336 restricted stock units will automatically vest upon the completion of the Merger and the holders will receive Carmike common stock at the Exchange Rate.  Prior to the Merger completion, the holders of Series B preferred stock will receive a total of $675 in cash from Digiplex, representing 150% of the initial investment, plus accrued dividends,  pursuant to the Series B preferred stock certificate of designations.  In addition, Digiplex has entered into agreements or a term sheet to acquire certain theaters.  In the event a proposed acquisition is terminated, a downward adjustment would occur to the Exchange Rate (not to exceed 0.014x in the aggregate) unless the terminated transaction were replaced with another transaction acceptable to Carmike.  The closing of the Merger is subject to stockholder approval and other conditions and is expected to be completed in the third calendar quarter of 2014.

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

Overview
(in thousands, except share data dollars)

At March 31, 2014, we operated 20 theaters located in New Jersey, Connecticut, Pennsylvania, Maryland, California, Arizona and Ohio, consisting of 192 screens. Our theaters had 822,015 and 809,854 attendees for the three months ended March 31, 2014 and 2013, respectively (for the portions of the periods we operated them). Our theaters had 2,892,512 and 1,844,944 attendees for the nine months ended March 31, 2014 and 2013, respectively (for the portions of the periods we operated them).

Our theaters operated as of March 31, 2014 are:

Date Acquired	City/ State	Number of Screens	Number of Seats
12/31/10	Cranford, NJ	5	642
12/31/10	Westfield, NJ	6	956
02/18/11	Bloomfield, CT	8	1,119
04/20/12	Bloomsburg, PA	11	1,883
04/20/12	Camp Hill, PA	12	2,403
04/20/12	Reading, PA	10	2,035
04/20/12	Selinsgrove, PA	12	2,048
04/20/12	Williamsport, PA	9	1,721
09/29/12	Lisbon, CT	12	2,107
12/14/12	Surprise, AZ (1) (2)	14	2,696
12/18/12	Apple Valley, CA (1)	14	2,568
12/18/12	Bonsall, CA (1)	6	867
12/18/12	Poway, CA (1)	10	2,217
12/19/12	Oceanside, CA (1)	13	1,659
12/20/12	Temecula, CA (1)	10	1,775
01/01/13	Sparta, NJ (1)	3	264
02/01/13	Solon, OH (1)	16	2,826
07/19/13	Torrington, CT (1)	6	1,021
12/19/13	Mechanicsburg, PA	8	1,182
03/21/14	Bel Air, MD	7	979
	Total	192	32,968

(1) Owned  by JV.
(2) Includes one IMAX screen with approximately 212 seats.

On December 10, 2012, we entered into a joint venture (“JV”) with Start Media, LLC (“Start Media”), to acquire, refit and operate movie theaters. On December 21, 2012, wholly owned subsidiaries of JV completed the acquisition of seven movie theaters (six of which are located in southern California and one of which is near Phoenix, Arizona) (collectively, the “Ultrastar Acquisitions”) with an aggregate of 74 digital screens from seven sellers affiliated with one another (collectively the “Ultrastar Sellers”). These seven theaters have annual attendance of over 2.0 million patrons.

As of March 31, 2014, JV operated 9 theaters with 92 screens, including the Ultrastar Acquisitions, theaters in Sparta, NJ and Solon, OH that were leased in January and February 2013, respectively and a theater in Torrington, CT acquired in July 2013.  All of the JV locations are operated by us pursuant to management agreements (the “Management Agreements”) whereby we have full day to day responsibility for all aspects of theater operations, and we receive a fee equal to 5% of the gross revenues of these theaters.

On February 14, 2014, the JV sold the Mission Valley theater back to Ultrastar Theaters for 361,599 shares of Digiplex Class A common stock and $38 in cash. The sale was made after discussions with Ultrastar Theaters regarding the theater performance and the ability of the landlord to terminate the lease with little notice.

On December 19, 2013, Digiplex acquired an eight screen movie theater in Mechanicsburg, Pennsylvania.  The theater was equipped with digital projection systems before Digiplex began operating the theater.

On March 21, 2014, Digiplex acquired a seven screen movie theater in Bel Air, Maryland.  The theater was equipped with digital projection systems before Digiplex began operating the theater.

At March 31, 2014, Digiplex and Start Media owned 34% and 66% of the equity of JV, respectively. Our plan to expand our business is based on our business strategy, centered on our slogan “cinema reinvented,” and includes:

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

Significant Events and Outlook

JV agreement and JV Acquisitions. As noted in Overview, in December 2012 we entered into a joint venture relationship with Start Media and the JV acquired 7 theaters from the Ultrastar Sellers in California and Arizona. The total purchase price for the Ultrastar Acquisitions was $13,131; with $8,108 in cash, of which $8,000 was provided by Start Media, 887,623 shares of Class A common stock with a fair value of $4,714 provided by us, and the assumption of a capital equipment lease. Both the cash and stock elements constitute our respective initial capital contributions to the JV. Certain operating leases for the theater facilities, and certain capital leases and service contracts related to theater equipment were assumed. No other liabilities were assumed from the Ultrastar Sellers. On January 1 and February 1, 2013, JV entered into operating leases for a three screen theater in Sparta, NJ and a 16 screen theater in Solon, Ohio, respectively, and in July 2013 JV acquired one theater in Torrington, Connecticut having nine screens.

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

Digital Projector Installation. At March 31, 2014, all of our 192 screens were equipped with digital projectors and related hardware and software. 128 of the 192 systems had been installed before our acquisition of the theaters, and the remaining 64 systems were installed under our ownership. We earn VPFs, described under Components of Operating Results, on 99 systems and do not earn VPFs on 93 digital systems, as these systems are owned by unrelated digital cinema integrators. However, we have full use of these systems under a master license agreement, and we have the option to purchase these systems at fair market value after the systems have been in use for a ten-year period.

Alternative Content Program Launch. Along with the continued display of traditional feature movies, a cornerstone of our business strategy is to exhibit opera, ballet, concerts, and sporting events, children’s programming and other forms of alternative content in our theaters. Using our 192 digital systems (76 of which are equipped to show 3D events), we can show live and pre-recorded 2D and 3D events at off-peak times to increase the utilization of our theaters. Going forward we expect approximately 40% of any new screens to be 3D-enabled.

Acquisitions. In addition to Torrington (see JV Agreement and JV Acquisitions), in December 2013 and March 2014, we acquired an eight screen theater in Mechanicsburg, Pa and a seven screen theater in Bel Air, Md, respectively, from the same seller. As of March 31, 2014, we have signed agreements to acquire three theaters with 28 screens, however these are subject to the Company obtaining sufficient financing and completing due diligence. Additionally, the Company has entered into a direct lease with a landlord for one theater with 12 screens, for occupancy later in 2014. We plan to acquire existing movie theaters in free zones over the next 12 months and beyond. We generally seek to pay a multiple of 4.5 times to 6.0 times Theater Level Cash Flow (“TLCF”) for theaters we acquire. TLCF is calculated as revenues minus theater operating expenses (excluding depreciation and amortization and other non-cash items).

The following table sets forth the percentage of total revenues represented by statement of operations items included in our unaudited condensed consolidated statements of operations for the periods indicated (dollars and attendance in thousands, except average ticket prices and average concession per patron and other non-cash items):

Results of Operations

	Three months ended March 31,
(Amounts in thousands, except per patron data)	2014		2013
Revenues:	$	%	$	%
Admissions	$6,662	66	$5,985	68
Concessions	2,951	29	2,461	28
Other	441	5	319	4
Total revenues	10,054	100	8,765	100

Cost of operations:
Film rent expense (1)	3,205	48	2,824	47
Cost of concessions (2)	451	15	413	17
Salaries and wages (3)	1,239	12	1,155	13
Facility lease expense (3)	1,523	15	1,514	17
Utilities and other (3)	2,227	22	1,868	21
General and administrative (3)	1,509	15	1,365	16
Change in fair value of earnout (3)	-	-	(79)	(1)
Gain on sale of theater (3)	(950)	(9)	-	-
Depreciation and amortization (3)	1,565	16	1,439	16
Total costs and expenses (3)	10,769	107	10,499	120
Operating loss (3)	(715)	(7)	(1,734)	(20)
Interest expense (3)	(416)	(4)	(401)	(5)
Other (3)	(41)	-	(38)	-
Loss before income taxes (3)	(1,172)	(12)	(2,173)	(25)
Income taxes (4)	22	(2)	(22)	1
Net loss (3)	$(1,194)	(12)	$(2,151)	(25)
Net loss attributable to non-controlling interest (10)	419	35	620	29
Net loss attributable to Digital Cinema Destinations Corp. (10)	$(775)	65	$(1,531)	71
Preferred stock dividends	(5)	-	(5)	-
Net loss attributable to common stockholders (10)	$(780)	65	$(1,536)	71
Other operating data:
Consolidated theatre Level Cash Flow (5)	$1,506	15	$1,155	13
Management fees (9)	$245	2	$203	2
Adjusted EBITDA of Digital Cinema Destinations Corp (6)	$415	4	$451	5
Total Attendance	822,015	*	809,854	*
Average ticket price (7)	$8.31	*	$8.17	*
Average concessions per patron (8)	$3.59	*	$3.04	*

__________
*	Not meaningful

(1)	Film rent expense percentage calculated as a percentage of admissions revenues.

(2)	Cost of concessions percentage calculated as a percentage of concessions revenues.

(3)	Percentage calculated as a percentage of total revenues.

(4)	Calculated as a percentage of pre-tax loss.

(5)
TLCF is a non-GAAP financial measure. TLCF is a common financial metric in the theater industry, used to gauge profitability at the theater level, before the effect of depreciation and amortization, general and administrative expenses, deferred rent, interest, taxes or other income and expense items. While TLCF is not intended to replace any presentation included in our consolidated financial statements under GAAP and should not be considered an alternative to cash flow as a measure of liquidity, we believe that this measure is useful in assessing our cash flow and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. See page 34-36 for TLCF reconciliation.

(6)
Adjusted EBITDA is a non-GAAP financial measure. We use adjusted EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our results, excluding the impact of non-cash depreciation and amortization charges, stock based compensation expenses, other non-cash items, and nonrecurring expenses and outlays, prior to our consideration of the impact of other potential sources and uses of cash, such as working capital items. This calculation may differ in method of calculation from similarly titled measures used by other companies. See page 34-36 for Adjusted EBITDA reconciliation.

(7)	Calculated as admissions revenue/ paid attendance of 802,042 in 2014 and 732,347 in 2013, respectively. Paid attendance excludes certain theater rental activity, such as parties and film festivals.
(8)	Calculated as concessions revenue/ total attendance
(9)	Management Fees earned by Digiplex to operate the theaters of the JV.
(10)	Percentage calculated as a percentage of net loss.

Three Months Ended March 31, 2014 and 2013

At March 31, 2014, we operated 20 theaters located in New Jersey, Connecticut, Maryland and Pennsylvania, California, Arizona and Ohio with a total of 192 screens. At March 31, 2013, we operated 18 theaters located in New Jersey, Connecticut and Pennsylvania, California and Arizona consisting of 178 screens. Our theaters had 822,015 and 809,854 attendees for the three months ended March 31, 2014 and 2013, respectively (for the portions of the periods we operated them). According to Box Office Mojo, the overall North American box office results for the three months ended March 31, 2014 had increased by approximately 5.6% from the comparable 2013 period.

Admissions and Concessions. Our admissions and concessions revenues increased by 11%, due to our increased screen count in the three months ended March 31, 2014 as compared to 2013, and the impact of the industry increase in box office revenue.  In addition, our emphasis on alternative content programming has resulted in incremental admissions and concessions revenue. Our average ticket and concession price increases was due to our continued focus on alternative programming which generally has higher admission pricing, and new concession menu offerings.

Other Revenues. Other revenues consist of advertising revenues, theater rentals for parties, festivals, camps, ATM and game machine fees and other activities. Advertising revenue was $260 for the three months ended March 31, 2014 period compared to $126 in the 2013 period.

Film Rent Expense. Film rent expense is a variable cost that fluctuates with admission revenues. We generally expect film rent expense (excluding VPF’s) to range from 50% to 60% of admissions revenues, with art and independent titles at the lower end of the range and mainstream movie titles at the middle to high end of the range. Film rent expense as a percentage of admission revenues was 48% in the three months ended March 31, 2014 as compared to the 2013 period of 47%. The increase was due primarily to product mix.  Included as a reduction of film rent expense in the 2014 period on the systems we own is $268 of VPFs that we receive from third party vendors, associated with digital titles that we play from the studios, as compared to $259 in 2013. Excluding VPFs, film rent expense would have been 52% of admissions revenues in both the 2014 and 2013 periods.

Cost of Concessions. At 15% and 17% of our concessions revenue for the three months ended March 31, 2014 and 2013, respectively, we believe our cost of concessions is close to the industry average of 15% to 20%. Our concession costs as a percentage of concessions revenue can fluctuate based on the mixture of concession products sold, rebates from our primary beverage supplier, and changes in our supply pricing. In the current fiscal period, we increased our estimate of concession rebate due from a primary beverage supplier, based on our purchases.

Salaries and Wages. Our theater employees are mostly part-time hourly employees, supervised by one or more full-time managers at each location. Our payroll expenses contain a fixed component but are also variable and will fluctuate, being generally higher during the peak summer and holiday periods, and also during alternative content events, and lower at other times. The increase from the 2013 period is due to our operation of a larger number of theaters during the three months ended March 31, 2014 versus 2013.

Facility Lease Expense. Each of our facilities is operated under operating leases that contain renewal options upon expiration. The leases contain provisions that increase rents in certain amounts and at certain times during the initial term, and the leases for certain theaters require percentage rent to be paid upon the achievement of certain revenue targets.  As a percentage of revenue, the decrease is primarily due to a rent reductions at one location pursuant to a lease renegotiation.

Utilities and Other. Utilities and other expenses consist of utility charges, real estate taxes incurred pursuant to the operating leases for our theaters, and various other costs of operating the theaters. We expect these costs, which are largely fixed in nature, to remain relatively constant for the theaters, with growth in these expenses as we acquire more theaters. The increase in these expenses is due to the operation of more screens during the three months ended March 31, 2014 as compared to 2013. As a percentage of revenue, the increase is due to an exceptionally cold winter impacting our each cost locations.

General and Administrative Expenses. General and administrative expenses consisted primarily of salaries and wages for our corporate staff, legal, accounting and professional fees associated including those associated with our acquisition of theaters, marketing, and information technology related expenses. The increase in these expenses is due to additional personnel hired to manage our actual and planned growth, along with professional fees for auditing, legal, marketing and information technology. We expect these costs to decrease as a percentage of revenue as we grow and realize increased economies of scale, as was evidenced by the slight decline last year. Included in general and administrative expenses is stock compensation expense of $132 and $78  in the 2014 and 2013 periods, respectively, related to issuance of Class A common stock to employees and non-employees for services rendered. We expect to grant additional stock-based awards in the future under our 2012 stock option and incentive plan that was adopted in conjunction with our IPO, as amended in February 2014.  Awards may consist of stock options or restricted stock, with or without vesting periods. As of March 31, 2014 and 2013, we had 20 employees (two of which are part-time) and 15 employees, respectively, on our corporate staff, including our chief executive officer and other officers and staff to support our business development, technology, accounting, and marketing activities.

Change in Fair Value of Earnout.  As of March 31, 2014, the Company increased the Lisbon earnout from $296 at June 30, 2013 to $350 based on actual results compared to the threshold in the asset purchase agreement and made the final payment in February 2014.  During the three months ended March 31, 2013, the Company recognized a fair value change of ($79).

Gain on Sale of Theater. On February 14, 2014 we sold the seven screen Mission Valley theater back to the original Ultrastar seller, for a total price of $1,842. The resulting gain on sale was $950 and recorded to the consolidated statement of operations.

Depreciation and Amortization. The increase from 2013 is due to our increased asset base, resulting from our acquisitions and subsequent investments in our theaters, including the addition of assets such as digital projection equipment, and other capital improvements. We record depreciation and amortization for property and equipment and intangible assets over the estimated useful life of each asset class on a straight line basis. Our largest fixed asset is our digital projection equipment, which had a gross cost of approximately $7,317 as of March 31, 2014 and is being depreciated over a 10-year estimated useful life. We expect digital projection equipment to be a large component of our asset base going forward following any acquisitions that we may consummate, along with other theater equipment and leasehold improvements.

Interest Expense. Interest expense is due mainly to the Northlight loan and capital leases for the three months ended March 31, 2014 and March 31, 2013.

Operating Loss. The increased operating loss was primarily attributable to the higher general and administrative and depreciation and amortization costs, associated with the increased asset base and larger corporate infrastructure which will support our future growth.

Impact of Inflation.  We believe that our results of operations are not materially impacted by the recent moderate changes in the inflation rate.  Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the nine month periods ended March 31, 2014 and 2013, respectively.

Income Taxes.  For the three months ended March 31, 2014 and 2013, we had income tax expense (benefit) of $22 and ($22), respectively.

	Nine months ended March 31,
(Amounts in thousands, except per patron data)	2014		2013
Revenues:	$	%	$	%
Admissions	$22,009	67	$13,728	69
Concessions	9,455	29	5,586	28
Other	1,255	4	668	3
Total revenues	32,719	100	19,982	100

Cost of operations:
Film rent expense (1)	10,920	50	6,637	48
Cost of concessions (2)	1,634	17	895	16
Salaries and wages (3)	3,986	12	2,378	12
Facility lease expense (3)	4,653	14	2,847	14
Utilities and other (3)	6,501	20	3,794	19
General and administrative (3)	4,175	13	3,311	17
Change in fair value of earnout (3)	54	-	(79)	-
Gain on sale of theater (3)	(950)	(3)	-	-
Depreciation and amortization (3)	4,279	13	3,385	17
Total costs and expenses (3)	35,252	108	23,168	116
Operating loss (3)	(2,533)	(8)	(3,186)	(16)
Interest expense (3)	(1,267)	(4)	(773)	(4)
Other (3)	(88)	-	(46)	-
Loss before income taxes (3)	(3,888)	(12)	(4,005)	(20)
Income taxes (4)	40	(1)	42	(1)
Net loss (3)	$(3,928)	(12)	$(4,047)	(20)
Net loss attributable to non-controlling interest (10)	1,078	27	713	18
Net loss attributable to Digital Cinema Destinations Corp. (10)	$(2,850)	73	$(3,334)	82
Preferred stock dividends	(15)	-	(11)	-
Net loss attributable to common stockholders (10)	$(2,865)	73	$(3,345)	83
Other operating data:
Consolidated theatre Level Cash Flow (5)	$5,271	16	$3,624	18
Management fees (9)	$805	2	$255	1
Adjusted EBITDA of Digital Cinema Destinations Corp (6)	$2,261	7	$1,452	7
Total Attendance	2,892,512	*	1,844,944	*
Average ticket price (7)	$7.92	*	$7.78	*
Average concession per patron (8)	$3.27	*	$3.03	*
__________
*	Not meaningful

(1)	Film rent expense percentage calculated as a percentage of admissions revenues.

(2)	Cost of concessions percentage calculated as a percentage of concessions revenues.

(3)	Percentage calculated as a percentage of total revenues.

(4)	Calculated as a percentage of pre-tax loss.

(5)
TLCF is a non-GAAP financial measure. TLCF is a common financial metric in the theater industry, used to gauge profitability at the theater level, before the effect of depreciation and amortization, general and administrative expenses, deferred rent, interest, taxes or other income and expense items. While TLCF is not intended to replace any presentation included in our consolidated financial statements under GAAP and should not be considered an alternative to cash flow as a measure of liquidity, we believe that this measure is useful in assessing our cash flow and working capital requirements. This calculation may differ in method of calculation from similarly titled measures used by other companies. See page 34-36 for TLCF reconciliation.

(6)
Adjusted EBITDA is a non-GAAP financial measure. We use adjusted EBITDA as a supplemental liquidity measure because we find it useful to understand and evaluate our results, excluding the impact of non-cash depreciation and amortization charges, stock based compensation expenses, other non-cash items, and nonrecurring expenses and outlays, prior to our consideration of the impact of other potential sources and uses of cash, such as working capital items. This calculation may differ in method of calculation from similarly titled measures used by other companies. See page 34-36 for Adjusted EBITDA reconciliation.

(7)
Calculated as admissions revenue/ paid attendance of 2,780,610 in 2014 and 1,764,999 in 2013, respectively. Paid attendance excludes certain theater rental activity, such as parties and film festivals.

(8)	Calculated as concessions revenue/ total attendance.
(9)	Management Fees earned by Digiplex to operate the theaters of the JV.
(10)	Percentage calculated as a percentage of net loss.

Nine Months Ended March 31, 2014 and 2013

At March 31, 2014, we operated 20 theaters located in New Jersey, Connecticut, Maryland and Pennsylvania, California, Arizona and Ohio consisting of 192 screens. At March 31, 2013, we operated 18 theaters located in New Jersey, Connecticut and Pennsylvania, Ohio, California and Arizona consisting of 178 screens. Our theaters had 2,892,512 and 1,844,944 attendees for the nine months ended March 31, 2014 and 2013, respectively (for the portions of the periods we operated them). According to Box Office Mojo, the overall North American box office results for the nine months ended March 31, 2014 had increased by approximately 4.2% from the comparable 2013 period.

Admissions and Concessions. Our admissions and concessions revenues increased by 63%, due to our increased screen count in the nine months ended March 31, 2014 as compared to 2013, and the impact of the industry increase in box office revenue.  In addition, our emphasis on alternative content programming has resulted in incremental admissions and concessions revenue. Our average ticket and concession price increases was due to our entry into new markets with higher prices generally, our continued focus on alternative programming which generally has higher admission pricing, and new concession menu offerings.

Other Revenues. Other revenues consist of advertising revenues, theater rentals for parties, festivals, camps, ATM and game machine fees and other activities. Advertising revenue was $693 for the nine months ended March 31, 2014 period compared to $395 in the 2013 period.

Film Rent Expense. Film rent expense is a variable cost that fluctuates with admission revenues. We generally expect film rent expense (excluding VPF’s) to range from 50% to 60% of admissions revenues, with art and independent titles at the lower end of the range and mainstream movie titles at the middle to high end of the range. Film rent expense as a percentage of admission revenues was 50% in the nine months ended March 31, 2014 as compared to the 2013 period of 48%.  Included as a reduction of film rent expense in the 2014 period on the systems we own is $850 of VPFs that we receive from third party vendors, associated with digital titles that we play from the studios, as compared to $763 in 2013. Excluding VPFs, film rent expense would have been 53% and 54% of admissions revenues in 2014 and 2013 periods, respectively.

Cost of Concessions. At 17% and 16% of our concessions revenue for the nine months ended March 31, 2014 and 2013, respectively, we believe our cost of concessions is close to the industry average of 15% to 20%. Our concession costs as a percentage of concessions revenue can fluctuate based on the mixture of concession products sold and changes in our supply pricing. In the current fiscal period, the cost of product promotions, giveaways, and concession supplies has increased over the prior period.

Salaries and Wages. Our theater employees are mostly part-time hourly employees, supervised by one or more full-time managers at each location. Our payroll expenses contain a fixed component but are also variable and will fluctuate, being generally higher during the peak summer and holiday periods, and also during alternative content events, and lower at other times. The increase from the 2013 period is due to our operation of a larger number of theaters during the nine months ended March 31, 2014 versus 2013.

Facility Lease Expense. Each of our facilities is operated under operating leases that contain renewal options upon expiration. The leases contain provisions that increase rents in certain amounts and at certain times during the initial term, and the leases for certain theaters require percentage rent to be paid upon the achievement of certain revenue targets. The increase from the 2013 period is due to our operation of more theaters in the 2014 period.

Utilities and Other. Utilities and other expenses consist of utility charges, real estate taxes incurred pursuant to the operating leases for our theaters, and various other costs of operating the theaters. We expect these costs, which are largely fixed in nature, to remain relatively constant for the theaters, with growth in these expenses as we acquire more theaters. The increase in these expenses is due to the operation of more screens during the nine months ended March 31, 2014 as compared to 2013. As a percentage of revenue, the increase is due to higher utility charges at our more recently acquired theaters, particularly in California.

General and Administrative Expenses. General and administrative expenses consisted primarily of salaries and wages for our corporate staff, legal, accounting and professional fees associated including those associated with our acquisition of theaters, marketing, and information technology related expenses. The increase in these expenses is due to additional personnel hired to manage our actual and planned growth, along with professional fees for auditing, legal, marketing and information technology. We expect these costs to decrease as a percentage of revenue as we grow and realize increased economies of scale, as was evidenced by the decline from 17 percent of revenue last year, to 13 percent this year. Included in general and administrative expenses is stock compensation expense of $494 and $148 in the 2014 and 2013 periods, respectively, related to issuance of Class A common stock to employees and non-employees for services rendered. We expect to grant additional stock-based awards in the future under our 2012 stock option and incentive plan that was adopted in conjunction with our IPO, as amended February 2014.  Awards may consist of stock options or restricted stock, with or without vesting periods. As of March 31, 2014 and 2013, we had 20 employees (two of which are part-time) and 15 employees, respectively, on our corporate staff, including our chief executive officer and other officers and staff to support our business development, technology, accounting, and marketing activities.

Change in Fair Value of Earnout.  As of March 31, 2014, the Company increased the Lisbon earnout from $296 at June 30, 2013 to $350 based on actual results compared to the threshold in the asset purchase agreement and made the final payment in February 2014.  During the nine months ended March 31, 2014, the Company recognized a fair value change of $54.  During the nine months ended March 31, 2013, there were fair value changes of ($79) to the earnout.

Gain on Sale of Theater. On February 14, 2014 we sold the seven screen Mission Valley theater back to the original Ultrastar seller, for a total price of $1,842. The resulting gain on sale was $950 and recorded to the consolidated statement of operations.

Depreciation and Amortization. The increase from 2013 is due to our increased asset base, resulting from our acquisitions and subsequent investments in our theaters, including the addition of assets such as digital projection equipment, and other capital improvements we made. We record depreciation and amortization for property and equipment and intangible assets over the estimated useful life of each asset class on a straight line basis. Our largest fixed asset is our digital projection equipment, which had a gross cost of approximately $7,317 as of March 31, 2014 and is being depreciated over a 10-year estimated useful life. We expect digital projection equipment to be a large component of our asset base going forward following any acquisitions that we may consummate, along with other theater equipment and leasehold improvements.

Interest Expense. Interest expense is due to the Northlight loan and capital leases for the nine months ended March 31, 2014.

Operating Loss. Our decreased operating loss was primarily attributable to the sharply higher revenues, partially offset by related expense growth.

Impact of Inflation.  We believe that our results of operations are not materially impacted by the recent moderate changes in the inflation rate.  Inflation and changing prices did not have a material effect on our business, financial condition or results of operations in the nine month periods ended March 31, 2014 and 2013, respectively.

Income Taxes.  For the nine months ended March 31, 2014 and 2013, we had income tax expense of $40 and $42, respectively.

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

On December 10, 2012, we, together with Start Media, entered into a joint venture to acquire, refit and operate movie theaters.  Start Media has committed to contribute up to $20,000 to JV, including approximately $10,435 contributed through March 31, 2014.  In December 2012, JV acquired seven movie theaters (nine of which are located in southern California and one of which is near Phoenix, Arizona) with an aggregate of 74 fully digital screens, for an aggregate purchase price of $13,131, consisting of $8,108 in cash, of which $8,000 was funded by Start Media, plus 887,623 shares of our Class A common stock with a fair value of $4,714 issued, and the assumption of a capital lease for theater equipment. In January and May 2013, Start Media contributed an additional $1,306 and $694 in cash, respectively, to fund anticipated capital expenditures for the JV theaters. In July 2013, Start Media contributed $300 to fund the cash portion of the purchase price of the Torrington theater. In November 2013, Start Media and Digiplex contributed an additional $135 and $100, respectively to JV as capital contributions.

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

Summary of Cash Flows

(000's)	Nine Months ended March 31,
Consolidated Statement of Cash Flows Data:	2014	2013
Net cash provided by (used in):
Operating activities	$(295)	$(1,875)
Investing activities	(2,533)	(5,901)
Financing activities	3,638	8,873
Net increase in cash and cash equivalents	$810	$1,097

Operating Activities

Net cash flows used in operating activities totaled ($295) and ($1,875) for the nine months ended March 31, 2014 and 2013, respectively. While our net loss was a similar amount in the 2014 and 2013 periods, our fiscal 2014 non-cash gain on sale of a theater, offset by higher non-cash charges for items such as depreciation and amortization, stock-based compensation and an increase in accounts payable and accrued expenses paid, resulted in a lower net operating cash usage in fiscal 2014.

Investing Activities

Our capital requirements have arisen principally in connection with our acquisitions of theaters, upgrading our theater facilities post-acquisition and replacing equipment. Cash used in investing activities totaled ($2,533) and ($5,901) for the nine months ended March 31, 2014 and 2013, respectively. The decrease from 2013 is due to the cash purchase price for the Lisbon and Ultrastar theaters acquired in 2013.   In the 2014 period, the amount represents the cash purchase price of the Torrington, Mechanicsburg and Churchville theaters. We may also incur significant capital outlays in connection with other acquisitions that we may consummate in the next 12 months, including any digital projection equipment and other theater upgrades.  We intend to continue to grow our theater circuit either directly by us or through our JV through selective expansion and acquisitions.

Financing Activities

Net cash provided by financing activities totaled $3,638 and $8,873 for the nine months ended March 31, 2014 and 2013, respectively.  The 2014 decrease to net cash provided by financing activities was due mainly to the proceeds of the Northlight loan of $10,000, proceeds from issuance of preferred stock of $450, offset in part by the payment of a note to the seller of Cinema Centers for $832, repayments under the Northlight loan and payment of financing costs related to the Northlight loan in 2013. In October 2013 we sold 1.1 million shares of Class A Common Stock to several investors for $5.00 per share and received net proceeds of approximately $5,200.  We expect to issue equity and debt instruments in the future in connection with our business plan.

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

A reconciliation of TLCF and Adjusted EBITDA to GAAP net loss is calculated as follows (in thousands):

TLCF reconciliation:

(unaudited)			%			%
	Three months ended March 31,		Increase/	Nine months ended March 31,		Increase/
(000's)	2014	2013	(Decrease)	2014	2013	(Decrease)
Net loss	$(1,194)	$(2,151)	(44%)	$(3,928)	$(4,047)	(3%)
Addback:
General and administrative (1)	1,509	1,365	11%	4,175	3,311	26%
Depreciation and amortization	1,565	1,439	9%	4,279	3,385	26%
Income tax expense (benefit)	22	(22)	-200%	40	42	-5%
Interest expense	416	401	4%	1,267	773	64%
Other expense	41	38	8%	88	46	91%
Deferred rent expense (5)	97	85	14%	300	114	163%
Less:
Gain on sale of theater	(950)	-	100%	(950)	-	100%
Consolidated TLCF	$1,506	$1,155	30%	$5,271	$3,624	45%

Adjusted EBITDA reconciliation:

(unaudited)			%			%
	Three months ended March 31,		Increase/	Nine months ended March 31,		Increase/
(000's)	2014	2013	(Decrease)	2014	2013	(Decrease)
Net loss	$(1,194)	$(2,151)	-44%	$(3,928)	$(4,047)	-3%
Add back:
Depreciation and amortization	1,565	1,439	9%	4,279	3,385	26%
Interest expense	416	401	4%	1,267	773	64%
Income tax expense (benefit)	22	(22)	-200%	40	42	-5%
Other expense	41	38	8%	88	46	91%
Deferred rent expense (5)	97	85	14%	300	200	50%
Stock-based compensation (2)	133	79	68%	494	148	234%

Non-recurring organizational and
M&A-related professional fees (3)	104	315	-67%	110	552	-80%
Management fees (4)	245	203	21%	805	255	216%
Start Media's share of adjusted
EBITDA	(64)	64	-200%	(244)	98	-349%
Less:
Gain on sale of theater	(950)	-	100%	(950)	-	100%
Adjusted EBITDA of Digital Cinema Destinations Corp.	$415	$451	-8%	$2,261	$1,452	56%

(1)	TLCF is intended to be a measure of theater profitability. Therefore, our corporate general and administrative expenses have been excluded.

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

(in thousands)
Balance at June 30, 2013	$4,382
Digital systems costs	839
Financing costs	463
VPFs earned	(850)
Exhibitor contribution	(54)
Administrative costs	85
Balance, March 31, 2013	$4,865

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

Impairment of Goodwill and Finite-Lived Intangible Assets

We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be fully recoverable. We evaluate goodwill for impairment for each theater as a reporting unit (the regions in which the Company conducts theater operations), based on an estimate of its relative fair value.

Finite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be fully recoverable.

Income Taxes

We use an asset and liability approach to financial accounting and reporting for income taxes.

Recent Accounting Standard

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments contained in this update change the criteria for reporting discontinued operations and enhances the reporting requirements for discontinued operations. Under the revised standard, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. The revised standard will also allow an entity to have certain continuing cash flows or involvement with the component after the disposal. Additionally, the standard requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities and expenses of discontinues operations. This ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted, but only for disposals that have not been reported in financial statements previously issued or available for issue. We elected to early adopt this guidance effective January 1, 2014.

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

Subsequent Events

As of May 9, 2014, the Company entered into an asset purchase agreement to acquire a 16-screen theater located in Springfield, Massachusetts. The transaction is subject to certain closing conditions including the completion of due diligence.

On May 15, 2014, the Company and Carmike Cinemas, Inc (“Carmike”) announced the signing of a definitive merger agreement (the “Merger”).  Pursuant to the Merger, Digiplex common stockholders will receive 0.1775 shares of Carmike common stock in exchange for each share of Digiplex common stock (the “Exchange Rate”).  A total of 229,336 restricted stock units will automatically vest upon the completion of the Merger and the holders will receive Carmike common stock at the Exchange Rate.  Prior to the Merger completion, the holders of Series B preferred stock will receive a total of $675 in cash from Digiplex, representing 150% of the initial investment, plus accrued dividends,  pursuant to the Series B preferred stock certificate of designations.  In addition, Digiplex has entered into agreements or a term sheet to acquire certain theaters.  In the event a proposed acquisition is terminated, a downward adjustment would occur to the Exchange Rate (not to exceed 0.014x in the aggregate) unless the terminated transaction were replaced with another transaction acceptable to Carmike.  The closing of the Merger is subject to stockholder approval and other conditions and is expected to be completed in the third calendar quarter of 2014.

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

DIGITAL CINEMA DESTINATIONS CORP. (Registrant)

Date: May 15, 2014	By:	/s/ Brian D. Pflug
	Name:	Brian D. Pflug
	Title:	Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s Certificate Pursuant to 15 U.S.C. 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation